Form 10-Q
period 2011-07-02
YCC Holdings LLC; Yankee Holding Corp.
filed 2011-08-15
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2011

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 333-141699-05

YCC HOLDINGS LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-8284193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 YANKEE CANDLE WAY
SOUTH DEERFIELD, MASSACHUSETTS 01373
(Address of principal executive office and zip code)

(413) 665-8306
(Registrant’s telephone number, including area code)

YANKEE HOLDING CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8304743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 YANKEE CANDLE WAY
SOUTH DEERFIELD, MASSACHUSETTS 01373
(Address of principal executive office and zip code)

(413) 665-8306
(Registrant’s telephone number, including area code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YCC Holdings LLC                                          Yes     ☐     No   ☒

Yankee Holding Corp.                                     Yes     ☐     No   ☒

Yankee Holding Corp. is a voluntary filer of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934, and we will have filed all reports which would have been required of it during the past 12 months had it been subject to such provisions.

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that such registrant was required to submit and post such files).

YCC Holdings LLC                                          Yes     ☒    No    ☐

Yankee Holding Corp.                                     Yes     ☒   No     ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

YCC Holdings LLC
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☐

Yankee Holding Corp.
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

YCC Holdings LLC does not issue common stock but has one member’s interests issued and outstanding.  YCC Holdings LLC’s sole member is Yankee Candle Investments LLC.

As of August 6, 2011, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

Yankee Holding Corp. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

 Explanatory Note

This quarterly report is a combined report of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.”), a direct 100% owned subsidiary of YCC Holdings. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us” and “our” refers to YCC Holdings together with its direct and indirect subsidiaries, including Holding Corp..

The principal subsidiary of YCC Holdings and Holding Corp. is The Yankee Candle Company, Inc. (together with its subsidiaries, “Yankee Candle”).  Substantially all of the operating results of YCC Holdings and Holding Corp. are derived from the operating results of Yankee Candle.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined.  Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation.  In addition, separate financial statements for each company are included in Part I, Item 1.

Note Regarding Forward-Looking Statements

This quarterly report contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that together the Companies or their management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results”. Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 2,	January 1,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash	$3,940	$12,713
Accounts receivable, net	34,239	46,937
Inventory	110,963	67,387
Prepaid expenses and other current assets	25,795	10,813
Deferred tax assets	12,087	11,642

TOTAL CURRENT ASSETS	187,024	149,492

PROPERTY AND EQUIPMENT, NET	118,612	118,786
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	275,638	281,749
DEFERRED FINANCING COSTS	22,130	14,271
OTHER ASSETS	2,089	1,832

TOTAL ASSETS	$1,249,063	$1,209,700

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,611	$26,291
Accrued payroll	8,081	12,669
Accrued interest	30,179	17,509
Accrued income taxes	-	18,840
Accrued purchases of property and equipment	4,341	2,269
Current portion of capital leases	800	667
Other accrued liabilities	36,670	45,508

TOTAL CURRENT LIABILITIES	103,682	123,753

DEFERRED TAX LIABILITIES	100,457	99,432
LONG-TERM DEBT	1,276,199	901,125
DEFERRED RENT	12,294	11,535
CAPITAL LEASES, NET OF CURRENT PORTION	1,888	1,677
OTHER LONG-TERM LIABILITIES	3,054	2,170
COMMITMENTS AND CONTINGENCIES
MEMBER'S (DEFICIT) EQUITY
Common Units	121,687	-
Class A, B and C common units	-	419,885
Accumulated deficit	(367,739)	(346,516)
Accumulated other comprehensive loss	(2,459)	(3,361)

Total member's (deficit) equity	(248,511)	70,008

TOTAL LIABILITIES AND MEMBER'S (DEFICIT) EQUITY	$1,249,063	$1,209,700

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	July 2, 2011	July 3, 2010
Sales	$129,913	$125,368
Cost of sales	58,291	55,687

Gross profit	71,622	69,681
Selling expenses	52,130	48,258
General and administrative expenses	14,029	13,952
Restructuring charges	-	29

Operating income	5,463	7,442
Interest expense	26,308	18,462
Other (income) expense, net	(1,085)	4,751

Loss from continuing operations before provision for income taxes	(19,760)	(15,771)
Benefit from income taxes	(7,196)	(5,621)

Loss from continuing operations	(12,564)	(10,150)
Loss from discontinued operations, net of income taxes	(132)	(38)

Net loss	$(12,696)	$(10,188)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2011	July 3, 2010
Sales	$274,027	$266,342
Cost of sales	123,154	117,998

Gross profit	150,873	148,344
Selling expenses	105,189	97,826
General and administrative expenses	32,823	30,630
Restructuring charges	-	829

Operating income	12,861	19,059
Interest expense	49,053	38,270
Other (income) expense, net	(2,960)	9,483

Loss from continuing operations before provision for income taxes	(33,232)	(28,694)
Benefit from income taxes	(12,195)	(10,298)

Loss from continuing operations	(21,037)	(18,396)
Loss from discontinued operations, net of income taxes	(186)	(294)

Net loss	$(21,223)	$(18,690)

 See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (DEFICIT)
(in thousands, except units)
(Unaudited)

	Common Units		Class A		Class B		Class C		Total A, B and C				Total Member's
	Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Accumulated Deficit	Accumulated Other Loss	Comprehensive Loss	Equity (Deficit)

BALANCE, JANUARY 2, 2010	-	$-	4,268,723	$417,127	363,080	$2,407	97,564	$282	$419,816	$(388,425)	$(8,148)		$23,243
Issuance of Class A and C common units	-	-	198	25	-	-	39,000	-	25	-	-		25
Repurchase of Class A, B and C common units	-	-	(1,135)	(136)	(22,078)	(271)	(42,202)	(236)	(643)	-	-		(643)
Equity-based compensation	-	-	-	-	-	323	-	192	515	-	-		515
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(18,690)	-	$(18,690)	(18,690)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	(718)	(718)	(718)
Unrealized loss on interest rate swap, net of tax	-	-	-	-	-	-	-	-	-	-	3,825	3,825	3,825
Comprehensive loss												$(15,583)

BALANCE, JULY 3, 2010	-	$-	4,267,786	$417,016	341,002	$2,459	94,362	$238	$419,713	$(407,115)	$(5,041)		$7,557

BALANCE, JANUARY 1, 2011	-	$-	4,267,228	$416,956	333,466	$2,637	86,826	$292	$419,885	$(346,516)	$(3,361)		$70,008
Issuance of Class A and C common units	-	-	-	3	-	-	-	-	3	-	-		3
Repurchase of Class A, B and C common units	-	-	-	-	(21,423)	(47)	(900)	(39)	(86)	-	-		(86)
Conversion of Class A, B and C common units to Common Units	1,000	419,888	(4,267,228)	(416,959)	(312,043)	(2,648)	(85,926)	(281)	(419,888)	-	-		-
Return of capital to Common Units	-	(297,825)	-	-	-	-	-	-	-	-	-		(297,825)
Issuance of Common Units	-	17	-	-	-	-	-	-	-	-	-		17
Repurchase of Common Units	-	(698)	-	-	-	-	-	-	-	-	-		(698)
Equity-based compensation	-	305	-	-	-	58	-	28	86	-	-		391
Comprehensive loss:
Net loss	-		-	-	-	-	-	-	-	(21,223)	-	$(21,223)	(21,223)
Foreign currency translation	-		-	-	-	-	-	-	-	-	190	190	190
Unrealized loss on interest rate swap, net of tax	-		-	-	-	-	-	-	-	-	712	712	712
Comprehensive loss												$(20,321)

BALANCE, JULY 2, 2011	1,000	$121,687	-	$-	-	$-	-	$-	$-	$(367,739)	$(2,459)		$(248,511)

 See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(21,223)	$(18,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) loss on derivative contracts	(2,132)	8,990
Depreciation and amortization	21,291	21,175
Unrealized (loss) gain on marketable securities	(63)	59
Equity-based compensation expense	391	516
Deferred taxes	(20)	(2,324)
Non-cash adjustments related to restructuring	-	10
Loss on disposal and impairment of property and equipment	293	7
Changes in assets and liabilities:
Accounts receivable	13,086	13,245
Inventory	(42,921)	(25,027)
Prepaid expenses and other assets	(2,196)	(2,435)
Accounts payable	(2,717)	(1,318)
Income taxes	(32,096)	(9,340)
Accrued expenses and other liabilities	3,660	(11,147)

NET CASH USED IN OPERATING ACTIVITIES	(64,647)	(26,279)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(9,693)	(8,734)
Proceeds from sale of property and equipment	-	192

NET CASH USED IN INVESTING ACTIVITIES	(9,693)	(8,542)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	66,000	39,000
Repayments under Senior Secured Credit Facility	-	(11,000)
Borrowings under Senior PIK Notes	308,700	-
Financing costs	(10,267)	-
Return of capital	(297,825)	-
Proceeds from issuance of Class A and C common units	3	25
Proceeds from issuance of Common Units	17	-
Repurchase of Class A, B and C common units	(86)	(643)
Repurchase of Common Units	(698)	-
Principal payments on capital lease obligations	(332)	(106)

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,512	27,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55	(98)

NET DECREASE IN CASH	(8,773)	(7,643)
CASH, BEGINNING OF PERIOD	12,713	9,095

CASH, END OF PERIOD	$3,940	$1,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,366	$36,325
Income taxes	$19,815	$1,197
Net change in accrued purchases of property and equipment	$(2,072)	$(851)
Capital lease obligations related to equipment purchase	$652	$1,974
Noncash Financing Activities:
Conversion of Class A, B and C common units to Common Units	$419,888	$-

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	July 2,	January 1,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash	$3,940	$12,713
Accounts receivable, net	34,239	46,937
Inventory	110,963	67,387
Prepaid expenses and other current assets	25,795	10,813
Deferred tax assets	12,087	11,642

TOTAL CURRENT ASSETS	187,024	149,492

PROPERTY AND EQUIPMENT, NET	118,612	118,786
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	275,638	281,749
DEFERRED FINANCING COSTS	12,898	14,271
OTHER ASSETS	2,089	1,832
TOTAL ASSETS	$1,239,831	$1,209,700

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,611	$26,291
Accrued payroll	8,081	12,669
Accrued interest	17,539	17,509
Accrued income taxes	-	18,840
Accrued purchases of property and equipment	4,341	2,269
Current portion of capital leases	800	667
Other accrued liabilities	36,640	45,508

TOTAL CURRENT LIABILITIES	91,012	123,753

DEFERRED TAX LIABILITIES	100,457	99,432
LONG-TERM DEBT	967,125	901,125
DEFERRED RENT	12,294	11,535
CAPITAL LEASES, NET OF CURRENT PORTION	1,888	1,677
OTHER LONG-TERM LIABILITIES	3,054	2,170
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:

Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at July 2, 2011 and 500,000 issued and 498,042 outstanding at January 1, 2011	417,489	418,187
Additional paid-in capital	12,134	3,421
Treasury stock: at cost, 2,019 shares at July 2, 2011 and 1,958 shares at January 1, 2011	(1,809)	(1,723)
Accumulated deficit	(361,354)	(346,516)
Accumulated other comprehensive loss	(2,459)	(3,361)

Total stockholder's equity	64,001	70,008

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,239,831	$1,209,700

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	July 2, 2011	July 3, 2010
Sales	$129,913	$125,368
Cost of sales	58,291	55,687

Gross profit	71,622	69,681
Selling expenses	52,130	48,258
General and administrative expenses	14,024	13,952
Restructuring charges	-	29

Operating income	5,468	7,442
Interest expense	17,777	18,462
Other (income) expense, net	(1,085)	4,751

Loss from continuing operations before provision for income taxes	(11,224)	(15,771)
Benefit from income taxes	(3,980)	(5,621)

Loss from continuing operations	(7,244)	(10,150)
Loss from discontinued operations, net of income taxes	(132)	(38)

Net loss	$(7,376)	$(10,188)

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2011	July 3, 2010
Sales	$274,027	$266,342
Cost of sales	123,154	117,998

Gross profit	150,873	148,344
Selling expenses	105,189	97,826
General and administrative expenses	32,618	30,630
Restructuring charges	-	829

Operating income	13,066	19,059
Interest expense	35,456	38,270
Other (income) expense, net	(2,960)	9,483

Loss from continuing operations before provision for income taxes	(19,430)	(28,694)
Benefit from income taxes	(6,892)	(10,298)

Loss from continuing operations	(12,538)	(18,396)
Loss from discontinued operations, net of income taxes	(186)	(294)

Net loss	$(12,724)	$(18,690)

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands, except treasury shares)
  (Unaudited)

	Common Stock			Tresury Stock
	Shares	Amount	Additional Paid in Captial	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
BALANCE, JANUARY 2, 2010	500	$418,187	$2,419	1,120	$(790)	$(388,425)	$(8,148)		$23,243
Issuance of common stock	—	—	25	—	—	—	—		25
Repurchase of common stock	—	—	—	581	(643)	—	—		(643)
Equity-based compensation expense	—	—	515	—	—	—	—		515
Comprehensive loss:
Net loss	—	—	—	—	—	(18,690)	—	$(18,690)	(18,690)
Foreign currency translation	—	—	—	—	—	—	(718)	(718)	(718)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	3,825	3,825	3,825

Comprehensive loss								$(15,583)

BALANCE, JULY 3, 2010	500	$418,187	$2,959	1,701	$(1,433)	$(407,115)	$(5,041)		$7,557

BALANCE, JANUARY 1, 2011	500	$418,187	$3,421	1,958	$(1,723)	$(346,516)	$(3,361)		$70,008

Issuance of common stock	—	—	20	—	—	—	—		20
Repurchase of common stock	—	(698)	—	61	(86)	—	—		(784)
Equity-based compensation expense	—	—	391	—	—	—	—		391
Contributions by YCC Holdings LLC	—	—	8,302	—	—	—	—		8,302
Dividend to YCC Holdings LLC	—	—	—	—	—	(2,114)	—		(2,114)
Comprehensive income:
Net income	—	—	—	—	—	(12,724)	—	$(12,724)	(12,724)
Foreign currency translation	—	—	—	—	—	—	190	190	190
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	712	712	712

Comprehensive income								$(11,822)

BALANCE, JULY 2, 2011	500	$417,489	$12,134	2,019	$(1,809)	$(361,354)	$(2,459)		$64,001

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(12,724)	$(18,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) loss on derivative contracts	(2,132)	8,990
Depreciation and amortization	20,335	21,175
Unrealized (gain) loss on marketable securities	(63)	59
Equity-based compensation expense	391	516
Deferred taxes	(20)	(2,324)
Non-cash adjustments related to restructuring	-	10
Loss on disposal and impairment of property and equipment	293	7
Changes in assets and liabilities:
Accounts receivable	13,086	13,245
Inventory	(42,921)	(25,027)
Prepaid expenses and other assets	(2,196)	(2,435)
Accounts payable	(2,717)	(1,318)
Income taxes	(26,795)	(9,340)
Accrued expenses and other liabilities	(9,012)	(11,147)

NET CASH USED IN OPERATING ACTIVITIES	(64,475)	(26,279)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(9,693)	(8,734)
Proceeds from sale of property and equipment	-	192

NET CASH USED IN INVESTING ACTIVITIES	(9,693)	(8,542)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	66,000	39,000
Repayments under Senior Secured Credit Facility	-	(11,000)
Financing costs	(452)	-
Contributions by YCC Holdings LLC	3,000	-
Dividend to YCC Holdings LLC	(2,112)	-
Proceeds from issuance of common stock	20	25
Repurchase of common stock	(784)	(643)
Principal payments on capital lease obligations	(332)	(106)

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,340	27,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55	(98)

NET DECREASE IN CASH	(8,773)	(7,643)
CASH, BEGINNING OF PERIOD	12,713	9,095

CASH, END OF PERIOD	$3,940	$1,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,366	$36,325

Income taxes	$19,815	$1,197

Net change in accrued purchases of property and equipment	$(2,072)	$(851)

Capital lease obligations related to equipment purchase	$652	$1,974

Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$5,302	$-

 See notes to condensed consolidated financial statements

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

The unaudited interim condensed consolidated financial statements of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.” and together with YCC Holdings, the “Companies”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed financial statements of Holding Corp. should be read in conjunction with the audited consolidated financial statements of Holding Corp. for the year ended January 1, 2011 included in Holding Corp.’s Annual Report on Form 10-K. The accompanying unaudited condensed financial statements of YCC Holdings should be read in conjunction with the audited consolidated financial statements of YCC Holdings for the year ended January 1, 2011 included in YCC Holdings’ Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011. The registration statement was declared effective on August 4, 2011.

Organization and Current Events

YCC Holdings and Holding Corp. are holding companies with no direct operations. Their principal assets are the indirect equity interests in The Yankee Candle Company, Inc. (“Yankee Candle”), and all of their operations are conducted through Yankee Candle, the wholly owned operating subsidiary of Holding Corp. Holding Corp. is a wholly owned subsidiary of YCC Holdings. YCC Holdings is a wholly owned subsidiary of Yankee Candle Investments LLC (“Yankee Investments”), which is in turn a wholly owned subsidiary of Yankee Candle Group LLC (“Yankee Group”).  See the entity chart below:

February 2011 Senior Note Issuance.    In February 2011, Yankee Investments and Yankee Finance, Inc. (“Yankee Finance”) were formed in connection with the co-issuance of  $315.0 million Senior PIK Notes (as defined below) by YCC Holdings and Yankee Finance.  In connection with the issuance of the Senior PIK Notes, the equity interests in YCC Holdings were exchanged for new equity interests in its newly formed parent, Yankee Investments.  Pursuant to this exchange, holders of Class A, Class B and Class C common units in YCC Holdings exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Investments.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Investments that it previously had in YCC Holdings.  Subsequent to the exchange, all outstanding Class A, B and C common units in YCC Holdings were converted to 1,000 Common Units in YCC Holdings, all of which are now held by its parent and sole member, Yankee Investments.

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.   Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.  The costs paid for by Holding Corp. have been reflected as a dividend to YCC Holdings in the accompanying Holding Corp.’s condensed consolidated statement of stockholder’s equity.   The Senior PIK Notes were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”); however, the issuers have filed a registration statement with the SEC relating to an offer to exchange the notes for identical notes that have been registered under the Securities Act.

The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to in aggregate holders of Yankee Investments’ Class B and Class C common units.   The payments to the Class A common unit holders represent a partial return of their original investment and are reflected as an equity transaction by Yankee Investments.  The payments to the Class B and Class C common unit holders who are members of management and directors of Holding Corp. did not affect the liquidation amounts for such units and accordingly are reflected as general and administrative expense in both YCC Holdings’ and Holding Corp.’s accompanying condensed consolidated statements of operations for the twenty-six weeks ended July 2, 2011and as a contribution by YCC Holdings in Holding Corp.’s accompanying condensed consolidated statement of stockholder’s equity for the twenty-six weeks ended July 2, 2011.

Subsequent Exchange.  In the fiscal second quarter of 2011, the Companies formed Yankee Group, a Delaware limited liability company.  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”), as well as certain management and directors of Yankee Holdings.  In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of  Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments. All outstanding interests in Yankee Investments were exchanged pursuant to this transaction with the exception of 1,600 common units held by former employees of Yankee Candle whose employment had been terminated since the February 2011 transaction described above.  These 1,600 units remain held in Yankee Investments pending the planned repurchase of the units by Yankee Investments at the time and in the manner contemplated by the applicable equity documents.  Following the planned repurchase of these remaining units, all outstanding common units of Yankee Investments will be owned by Yankee Group.

2. INVENTORY

The Companies value their inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows (in thousands):

	July 2, 2011	January 1, 2011
Finished goods	$100,592	$58,153
Work-in-process	342	362
Raw materials and packaging	10,029	8,872

Total inventory	$110,963	$67,387

3. GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the twenty-six weeks ended July 2, 2011 and July 3, 2010.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
July 2, 2011
Indefinite life:
Tradenames	N/A	$267,755	$-	$267,755

Finite-lived intangible assets:
Customer lists	5	63,668	(56,262)	7,406
Favorable lease agreements	5	2,330	(1,855)	475
Other	3	36	(34)	2

Total finite-lived intangible assets		66,034	(58,151)	7,883

Total intangible assets		$333,789	$(58,151)	$275,638

January 1, 2011
Indefinite life:
Tradenames	N/A	$267,755	$-	$267,755

Finite-lived intangible assets:
Customer lists	5	63,650	(50,234)	13,416
Favorable lease agreements	5	2,330	(1,755)	575
Other	3	36	(33)	3

Total finite-lived intangible assets		66,016	(52,022)	13,994

Total intangible assets		$333,771	$(52,022)	$281,749

Total amortization expense from finite–lived intangible assets was $3.0 million and $3.1 million for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. Total amortization expense from finite–lived intangible assets was $6.1 million and $6.3 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.  These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

4. LONG-TERM DEBT

Long-term debt consisted of the following at July 2, 2011 and January 1, 2011 (in thousands):

	July 2,	January 1,
	2011	2011
Holding Corp.
Senior secured revolving credit facility	$66,000	$-
Senior secured term loan facility	388,125	388,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000
Total Holding Corp.	967,125	901,125
Senior PIK notes due 2016, net of unamortized discount of $5,926	309,074	-
Total YCC Holdings	$1,276,199	$901,125

Senior Secured Credit Facility
Yankee Candle’s senior secured credit facility (the “Credit Facility”) consists of a $650.0 million senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013. Amounts repaid under the Term Facility cannot be reborrowed. In April 2011, Yankee Candle entered into a Joinder Agreement to the Revolving Facility which provided a total of $15.0 million in new revolving loan commitments increasing Yankee Candle’s total revolving loan capacity under the Revolving Facility from $125.0 million to $140.0 million.

All borrowings under Yankee Candle’s Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, Yankee Candle is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of July 2, 2011, the weighted average combined interest rate on the Term Facility and the Revolving Facility was 2.12%.

Yankee Candle’s Credit Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended January 1, 2011 through the quarter ending October 1, 2011, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to Consolidated Adjusted EBITDA ratio of no more than 3.25 to 1.00. The consolidated total secured debt to Consolidated Adjusted EBITDA ratio will change to no more than 2.75 to 1.00 for the fourth quarter ending December 31, 2011. As of July 2, 2011, Yankee Candle’s actual secured leverage ratio was 2.39 to 1.00, as calculated in accordance with the Credit Facility. As of July 2, 2011, total secured debt was $452.9 million (net of $3.9 million of cash and including capital lease obligations of $2.2 million). Under the Credit Facility, Consolidated Adjusted EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the completion of the merger (the “Merger”), fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to the Company’s common equity.

As of July 2, 2011, Yankee Candle had outstanding letters of credit of $2.1 million and $66.0 million outstanding under the Revolving Facility, leaving $71.9 million in availability under the Revolving Facility.

Senior PIK Notes of YCC Holdings

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of Senior PIK Notes pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.   Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.

Cash interest on the Senior PIK Notes accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes (1) for the first interest payment date, entirely in cash and (2) for all subsequent interest payment dates, entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, “PIK Interest”) to the extent described in the related indenture.

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Holding Corp. is allowed to make dividends to YCC Holdings (from dividends made by Yankee Candle to Holding Corp.) based upon the lower of (a) available excess cash flow based on provisions determined in Yankee Candle’s Credit Facility agreement, together with certain equity and debt issuances which, to date, have not occurred and (b) amounts available for restricted payments based on provisions included in the indentures governing Yankee Candle's senior notes and senior subordinated notes.

Available excess cash flow for Yankee Candle’s Credit Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years subsequent to issuance (February 2007) that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated total leverage ratio (as defined in the Credit Facility) is greater than 4.0 to 1.0 and not greater than 5.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated total leverage ratio is not greater than 4.0 to 1.0.  Excess cash flow is defined in the Credit Facility agreement as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non cash charges including depreciation, amortization, deferred tax expense, non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets , decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to Madison Dearborn,  increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets.

The indentures governing Yankee Candle's notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing Yankee Candle’s notes; (ii) Yankee Candle would have a fixed charge coverage ratio of 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other “restricted payments” (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle’s most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity.

In addition to the capacity described above, Yankee Candle has a “basket” of $35 million under the indentures from which it may make dividends in amount not to exceed $35 million (since the date of the issuance of Yankee Candle’s notes), so long there is no default or event of defaults under the indentures.  The ability of Yankee Candle and Holding Corp. to pay dividends to YCC Holdings and thus pay cash interest on the Senior PIK Notes is limited by Delaware law.

As of January 1, 2011, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $138 million. During the twenty-six weeks ended July 2, 2011 Holding Corp. made a dividend of $2.1 million to YCC Holdings, which decreased the amount available for future dividends.

Holding Corp.’s income tax receivable reflects the tax benefit of the related interest expense as a result of YCC Holdings’ issuance of Senior PIK Notes.  As such, in the first six months of fiscal 2011 Holding Corp. received a non cash contribution of $5.3 million from YCC Holdings which increased Holding Corp.’s income tax receivable. The $5.3 million contribution is shown as a contribution by YCC Holdings LLC in Holding Corp.’s condensed consolidated statement of changes in stockholder’s equity and in Holding Corp.’s non-cash financing section of the condensed consolidated statements of cash flows.

5. MEMBER’S (DEFICIT) EQUITY, STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION

Prior to February 2011, members equity was held in the form of Class A, Class B and Class C common units in YCC Holdings.  As discussed in Note 1, in February 2011 equity interests in YCC Holdings were exchanged for new equity interests in its newly formed parent, Yankee Investments.  Pursuant to this exchange, holders of Class A, Class B and Class C common units in YCC Holdings exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Investments.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Investments that it previously had in YCC Holdings.  Subsequent to the exchange, all outstanding Class A, B and C common units in YCC Holdings were converted to 1,000 Common Units in YCC Holdings, all of which are now held by its parent and sole member, Yankee Investments.

Subsequently, in the second fiscal quarter of 2011, in connection with the formation of Yankee Group a second exchange of equity interests occurred, whereby holders of  Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments. All outstanding interests in Yankee Investments were exchanged pursuant to this transaction with the exception of 1,600 common units held by former employees of Yankee Candle whose employment had been terminated since the February 2011 transaction described above.  These 1,600 units remain held in Yankee Investments pending the planned repurchase of the units by Yankee Investments at the time and in the manner contemplated by the applicable equity documents.  Following the planned repurchase of these remaining units, all outstanding common units of Yankee Investments will be owned by Yankee Group.

A summary of nonvested units for Yankee Group as of July 2, 2011 and for YCC Holdings as of July 3, 2010, and the activity for the twenty-six weeks ended July 2, 2011and July 3, 2010 is presented below (there are no nonvested units remaining in Yankee Investments):

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 1, 2011	-	-	73,293	$9.39	62,747	$23.16
Granted	174	-	-	-	11,650	28.97
Forfeited	-	-	(23,626)	$9.39	-	-
Vested	(174)	-	(23,003)	$9.39	(9,785)	$21.22

Nonvested stock at July 2, 2011	-	-	26,664	$9.39	64,612	$24.5

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 2, 2010	-	-	152,136	$9.39	75,037	$11.56
Granted	198	-	-	—	39,000	$34.40
Forfeited	-	-	(9,683)	$9.39	(28,886)	$12.35
Vested	(198)	-	(34,160)	$9.39	(11,868)	$19.48

Nonvested stock at July 3, 2010	-	-	108,293	$9.39	73,283	$22.12

During the twenty-six weeks ended July 2, 2011, 612 Class A common units, 12,346 vested Class B common units and 900 vested Class C common units were repurchased for $0.8 million. During the twenty-six weeks ended July 3, 2010, 1,135 vested Class A common units, 12,394 vested Class B common units and 13,316 vested Class C common units were repurchased for $0.6 million. Yankee Group anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during twenty-six weeks ended July 2, 2011 and July 3, 2010 was $0.4 million and $0.6 million, respectively. Equity-based compensation expense for the twenty-six weeks ended July 2, 2011 and July 3, 2010 was $3.5 million and $0.5 million, respectively. Included in the $3.5 million of equity-based compensation for the twenty-six weeks ended July 2, 2011 was the $3.0 million payment to the holders of Class B common units and Class C common units discussed in Note 1.

As of July 2, 2011, there was approximately $1.9 million of total unrecognized compensation cost related to Yankee Group’s Class B and Class C common unit equity awards and there was no unrecognized expense related to Yankee Group’s Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (July 2011 to June 2016).

Presented below is a summary of assumptions for the indicated periods. There were 174 Class A grants, 11,650 Class C grants and no Class B grants for the twenty-six weeks ended July 2, 2011. There were 198 Class A grants, 39,000 Class C grants and no Class B grants for the twenty-six weeks ended July 3, 2010.

Assumptions	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Weighted average calculated value of awards granted	$28.97	$34.40
Weighted average volatility	76.1%	39.7%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.2%	2.7%

With respect to the Class B and Class C common units, since YCC Holdings and Yankee Group are not publicly traded, the estimate of expected volatility is based on the median historical volatility of a group of eight comparable public companies, adjusted for differences in leverage. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class B and Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately five years based on management’s estimate of the time to a liquidity event. Yankee Group does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Companies follow the guidance under ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments. The guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder’s or member’s equity as accumulated other comprehensive income (loss) (“OCI”) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 Yankee Candle changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, Yankee Candle’s existing interest rate swaps were de-designated as cash flow hedges and Yankee Candle no longer accounts for these instruments using hedge accounting. Accordingly, changes in fair value are now recognized in the condensed consolidated statements of operations as a component of other income (expense). The unrealized loss of $21.7 million which was included in OCI on the date Yankee Candle changed their interest rate election was amortized to other expense over the remaining term of the respective interest rate swap agreements. The unrealized loss was fully amortized during the twenty-six weeks ended July 2, 2011.

Simultaneous with the de-designations, Yankee Candle entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). One of Yankee Candle’s original interest rate swaps terminated in March 2010 and the remaining original swap agreement terminated on March 31, 2011.

During the second and third quarters of 2009, Yankee Candle entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments on its Term Facility by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011 after the original swaps terminated. These new swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). The new swap agreements terminate in March 2013.

The fair values of the Companies’ derivative instruments as of July 2, 2011 and January 1, 2011, were as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives
		July 2,	January 1,
	Balance Sheet Location	2011	2011
Derivatives not designated as hedging instruments

Interest rate swap agreements	Prepaid expenses and other current assets	$-	$1,030

Total Derivative Assets		$-	$1,030

	Fair Value of Derivative Instruments
	Liability Derivatives
		July 2,	January 1,
	Balance Sheet Location	2011	2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$13,680	$18,011

Total Derivative Liabilities		$13,680	$18,011

The effect of derivative instruments on the condensed consolidated statement of operations for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives	Amount of Realized Loss Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(724)	$4,188

Total		$(724)	$4,188

		Amount of Realized Gain Recognized on Derivatives	Amount of Realized Loss Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(2,131)	$8,990

Total		$(2,131)	$8,990

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended July 3, 2010
Cash Flow Hedges
Interest rate swap agreements	Other expense	$-	$1,169

Total		$-	$1,169

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Twenty-Six Weeks Ended July 2, 2011	Twenty-Six Weeks Ended July 3, 2010
Cash Flow Hedges
Interest rate swap agreements	Other expense	$1,169	$6,284

Total		$1,169	$6,284

7. FAIR VALUE MEASUREMENTS

The Companies follow the guidance prescribed by ASC Topic 820 “Fair Value Measurement.” ASC Topic 820 defines fair value and provides a consistent framework for measuring fair value under GAAP, including financial statement disclosure requirements. As specified under this Topic, valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. The Fair Value Measurement Topic classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2011 and January 1, 2011 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of July 2, 2011
	Level 1	Level 2	Level 3		Total
Assets
Marketable securities	$1,646	$-		$-	$1,646

Total Assets	$1,646	$-		$-	$1,646

Liabilities
Interest rate swap agreements	$-	$13,680	$		$13,680

Total Liabilities	$-	$13,680		$-	$13,680

	Fair Value Measurements on a Recurring Basis
	as of January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,182	$-	$-	$1,182
Interest rate swap agreements	-	1,030	-	1,030

Total Assets	$1,182	$1,030	$-	$2,212

Liabilities
Interest rate swap agreements	$-	$18,011	$-	$18,011

Total Liabilities	$-	$18,011	$-	$18,011

The Companies hold marketable securities in Yankee Candle’s deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Companies use an income approach to value the asset and liability for Yankee Candle’s interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the one month LIBOR curve and the creditworthiness of the Companies and their counterparties.

Financial Instruments Not Measured at Fair Value

The Companies’ long-term debt is recorded at historical amounts. The Companies determine the fair value of their long-term debt based on current quoted market prices. The following table represents the carrying value and fair value of Yankee Candle’s senior notes and Term Facility and YCC Holdings’ Senior PIK Notes as of July 2, 2011 and January 1, 2011 (in thousands):

	July 2, 2011
	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$384,865
Senior notes due 2015	325,000	333,531
Senior subordinated notes due 2017	188,000	196,930
Senior PIK notes due 2016, net of unamortized discount of $5,926 (YCC Holdings only)	309,074	308,688

	January 1, 2011
	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$384,244
Senior notes due 2015	325,000	338,000
Senior subordinated notes due 2017	188,000	195,990

It is impracticable for the Companies to estimate the fair value of the Revolving Facility.

8. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Companies have segmented their operations in a manner that reflects how their chief operating decision–maker (the “CEO”) currently reviews the results of the Companies and their subsidiaries’ businesses. In the prior fiscal year the Companies had two reportable segments, retail and wholesale. Wholesale had been an aggregation of the wholesale and international operating segments. Because of the increased importance of the international segment to the Companies’ operations, as evidenced by higher sales volumes and the appointment of a full time international president, the Companies have now disaggregated the international operations from the domestic wholesale operations.  The Companies have restated the prior year information to conform to the current period presentation.

The CEO evaluates its retail, wholesale, and international operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses.  Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations and other costs not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other column.  The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 (in thousands):

YCC Holdings
Thirteen Weeks Ended July 2, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$73,071	$38,123	$18,719	$-	$129,913
Gross profit	46,614	17,694	7,391	(77)	71,622
Selling expenses	40,924	3,105	4,681	3,420	52,130
Operating income	5,690	14,589	2,710	(17,526)	5,463
Interest and other expense, net	-	-	-	(25,223)	(25,223)

Loss from continuing operations before provision for income taxes					$(19,760)

Thirteen Weeks Ended July 3, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	71,693	40,857	12,818	$-	$125,368
Gross profit	45,163	19,767	4,789	(38)	69,681
Selling expenses	38,582	2,768	3,339	3,569	48,258
Operating income	6,581	16,999	1,450	(17,588)	7,442
Interest and other expense, net	-	-	-	(23,213)	(23,213)

Loss from continuing operations before provision for income taxes					$(15,771)

Holding Corp.
Thirteen Weeks Ended July 2, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$73,071	$38,123	$18,719	$-	$129,913
Gross profit	46,614	17,694	7,391	(77)	71,622
Selling expenses	40,924	3,105	4,681	3,420	52,130
Operating income	5,690	14,589	2,710	(17,521)	5,468
Interest and other expense, net	-	-	-	(16,692)	(16,692)

Loss from continuing operations before provision for income taxes					(11,224)

Thirteen Weeks Ended July 3, 2010	Retail	Wholesale	International	Unallocated/ Corporate/Other	Balance per Condensed Consolidated Statement of Operations
Sales	$71,693	$40,857	$12,818	$-	$125,368
Gross profit	45,163	19,767	4,789	(38)	69,681
Selling expenses	38,582	2,768	3,339	3,569	48,258
Operating income	6,581	16,999	1,450	(17,588)	7,442
Interest and other expense, net	-	-	-	(23,213)	(23,213)

Loss from continuing operations before provision for income taxes					$(15,771)

YCC Holdings
Twenty-Six Weeks Ended July 2, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$147,848	$85,572	$40,607	$-	$274,027
Gross profit	93,965	40,382	16,709	(183)	150,873
Selling expenses	82,067	6,313	9,914	6,895	105,189
Operating income	11,898	34,069	6,795	(39,901)	12,861
Interest and other expense, net	-	-	-	(46,093)	(46,093)

Loss from continuing operations before provision for income taxes					$(33,232)

Twenty-Six Weeks Ended July 3, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$145,388	$91,549	$29,405	$-	$266,342
Gross profit	93,553	43,534	11,362	(105)	148,344
Selling expenses	77,973	5,624	7,026	7,203	97,826
Operating income	15,580	37,910	4,336	(38,767)	19,059
Interest and other expense, net	-	-	-	(47,753)	(47,753)

Loss from continuing operations before provision for income taxes					$(28,694)

Holding Corp.
Twenty-Six Weeks Ended July 2, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$147,848	$85,572	$40,607	$-	$274,027
Gross profit	93,965	40,382	16,709	(183)	150,873
Selling expenses	82,067	6,313	9,914	6,895	105,189
Operating income	11,898	34,069	6,795	(39,696)	13,066
Interest and other expense, net	-	-	-	(32,496)	(32,496)

Loss from continuing operations before provision for income taxes					$(19,430)

Twenty-Six Weeks Ended July 3, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$145,388	$91,549	$29,405	$-	$266,342
Gross profit	93,553	43,534	11,362	(105)	148,344
Selling expenses	77,973	5,624	7,026	7,203	97,826
Operating income	15,580	37,910	4,336	(38,767)	19,059
Interest and other expense, net	-	-	-	(47,753)	(47,753)

Loss from continuing operations before provision for income taxes					$(28,694)

Sales for the Companies’ international operations including sales that are classified within the wholesale segment were approximately $18.7 million and $13.4 million for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. Sales for the Companies’ international operations, including sales that are classified within the wholesale segment, were approximately $41.1 million and $30.4 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. Long lived assets of the Companies’ international operations were approximately $2.6 million and $2.4 million as of July 2, 2011 and January 1, 2011, respectively.

9. COMMITMENTS AND CONTINGENCIES

In August 2009, in connection with the Linens 'N Things bankruptcy proceedings, Linens Holding Co. and its affiliates ("Linens") filed a lawsuit against Yankee Candle in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code, Linens is entitled to recover from Yankee Candle the certain amounts on the basis that they constitute "preferential transfers" under the Code. On April 4, 2011, the bankruptcy court approved a settlement of this matter, under which Yankee Candle paid $0.2 million.

In addition, the Companies are engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Companies’ financial condition, results of operations or cash flows.

10. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES UNDER YANKEE CANDLE’S SENIOR NOTES AND SENIOR SUBORDINATED NOTES

Obligations under the senior notes of Yankee Candle are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Holding Corp. and 100% of Yankee Candle’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of Yankee Candle’s 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries” and collectively with the Holding Corp., the “Guarantors”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. Yankee Candle’s foreign subsidiary does not guarantee these notes.

The following tables present condensed consolidating supplementary financial information for Yankee Candle, as the issuer of the senior and senior subordinated notes, Holding Corp., Yankee Candle’s domestic guarantor subsidiaries and the non guarantor subsidiaries together with eliminations as of and for the periods indicated. Holding Corp. is also a guarantor of the notes. Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
July 2, 2011
(in thousands)

ASSETS	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Guarantor Subsidiary	Intercompany Eliminations	Consolidated

CURRENT ASSETS:
Cash	$-	$1,163	$1,266	$1,511	$-	$3,940
Accounts receivable, net	-	23,778	55	10,406	-	34,239
Inventory	-	93,264	80	17,619	-	110,963
Prepaid expenses and other current assets	-	23,253	237	2,816	(511)	25,795
Deferred tax assets	-	12,027	54	6	-	12,087

TOTAL CURRENT ASSETS	-	153,485	1,692	32,358	(511)	187,024

PROPERTY, PLANT AND EQUIPMENT, NET	-	115,971	73	2,568	-	118,612
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	275,372	-	266	-	275,638
DEFERRED FINANCING COSTS	-	12,898	-	-	-	12,898
OTHER ASSETS	-	2,118	-	(29)	-	2,089
INTERCOMPANY RECEIVABLES		29,693	270		(29,963)	-
INVESTMENT IN SUBSIDIARIES	64,001	1,326	-	-	(65,327)	-

TOTAL ASSETS	$64,001	$1,234,433	$2,035	$35,163	$(95,801)	$1,239,831

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$22,343	$26	$1,242	$-	$23,611
Accrued payroll	-	7,569	114	398	-	8,081
Accrued interest	-	17,539	-	-	-	17,539
Accrued purchases of property and equipment	-	4,341	-	-	-	4,341
Current portion of capital leases	-	800	-	-	-	800
Other accrued liabilities	-	33,031	1,303	2,817	(511)	36,640

TOTAL CURRENT LIABILITIES	-	85,623	1,443	4,457	(511)	91,012

DEFERRED TAX LIAIBILITIES	-	100,457	-	-	-	100,457
LONG-TERM DEBT	-	967,125	-	-	-	967,125
DEFERRED RENT	-	12,285	-	9	-	12,294
CAPITAL LEASES, NET OF CURRENT PORTION	-	1,888	-	-	-	1,888
OTHER LONG-TERM LIABILITIES	-	3,054	-	-	-	3,054
INTERCOMPANY PAYABLES	-	-	-	29,963	(29,963)	-
STOCKHOLDER'S EQUITY	64,001	64,001	592	734	(65,327)	64,001

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$64,001	$1,234,433	$2,035	$35,163	$(95,801)	$1,239,831

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
January 1, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$8,702	$1,868	$2,143	$—	$12,713
Accounts receivable, net	—	31,960	176	14,801	—	46,937
Inventory	—	57,427	87	9,873	—	67,387
Prepaid expenses and other current assets	—	10,032	195	586	—	10,813
Deferred tax assets	—	11,577	65	—	—	11,642

TOTAL CURRENT ASSETS	—	119,698	2,391	27,403	—	149,492

PROPERTY AND EQUIPMENT, NET	—	116,377	55	2,354	—	118,786
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	281,465	—	284	—	281,749
DEFERRED FINANCING COSTS	—	14,271	—	—	—	14,271
OTHER ASSETS	—	1,832	—	—	—	1,832
INTERCOMPANY RECEIVABLES	—	23,214	430	—	(23,644	—
INVESTMENT IN SUBSIDIARIES	70,008	3,625	—	—	(73,633	—

TOTAL ASSETS	$70,008	$1,204,052	$2,876	$30,041	$(97,277	$1,209,700

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$25,025	$46	$1,220	$—	$26,291
Accrued payroll	—	12,317	31	321	—	12,669
Accrued interest	—	17,509	—	—	—	17,509
Accrued income taxes	—	18,639	—	201	—	18,840
Accrued purchases of property and equipment	—	2,269	—	—	—	2,269
Current portion of capital leases	—	667	—	—	—	667
Other accrued liabilities	—	41,679	1,960	1,869	—	45,508

TOTAL CURRENT LIABILITIES	—	118,105	2,037	3,611	—	123,753

DEFERRED TAX LIABILITIES	—	99,432	—	—	—	99,432
LONG-TERM DEBT	—	901,125	—	—	—	901,125
DEFERRED RENT	—	11,535	—	—	—	11,535
CAPITAL LEASES, NET OF CURRENT PORTION	—	1,677	—	—	—	1,677
OTHER LONG-TERM LIABILITIES	—	2,170	—	—	—	2,170
INTERCOMPANY PAYABLES	—	—	—	23,644	(23,644	—
STOCKHOLDER'S EQUITY	70,008	70,008	839	2,786	(73,633	70,008

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$70,008	$1,204,052	$2,876	$30,041	$(97,277	$1,209,700

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended July 2, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated

Sales	$-	$128,093	$558	$17,858	$(16,596)	$129,913
Cost of sales	-	56,304	165	14,914	(13,092)	58,291

Gross profit	-	71,789	393	2,944	(3,504)	71,622
Selling expenses	-	47,104	494	4,593	(61)	52,130
General and administrative expenses	-	13,988	-	1	35	14,024

Operating income (loss)	-	10,697	(101)	(1,650)	(3,478)	5,468

Interest expense	-	17,777	-	-	-	17,777
Other loss (income)	-	1,052	-	(2,137)	-	(1,085)

(Loss) income before (benefit) provision for income taxes	-	(8,132)	(101)	487	(3,478)	(11,224)

(Benefit) provision for income taxes	-	(2,838)	(35)	124	(1,231)	(3,980)

(Loss) income from continuing operations	-	(5,294)	(66)	363	(2,247)	(7,244)

Loss from discontinued operations, net of income taxes	-	(132)	-	-	-	(132)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(5,426)	(66)	363	(2,247)	(7,376)

Equity in losses (earnings) of subsidiaires, net of tax	7,376	(297)	-	-	(7,079)	-

Net (loss) income	$(7,376)	$(5,129)	$(66)	$363	$4,832	$(7,376)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended July 3, 2010

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$122,075	$562	$12,228	$(9,497)	$125,368
Cost of sales	—	52,884	181	10,713	(8,091)	55,687

Gross profit	—	69,191	381	1,515	(1,406)	69,681
Selling expenses	—	44,551	505	3,263	(61)	48,258
General and administrative expenses	—	13,908	—	—	44	13,952
Restructuring charges	—	29	—	—	—	29

Operating income (loss)	—	10,703	(124)	(1,748)	(1,389)	7,442
Interest expense	—	18,462	—	—	—	18,462
Other expense (income)	—	4,177	—	574	—	4,751

Loss from continuing operations before benefit from income taxes	—	(11,936)	(124)	(2,322)	(1,389)	(15,771)
Benefit from income taxes	—	(4,431)	(47)	(650)	(493)	(5,621)

Loss from continuing operations	—	(7,505)	(77)	(1,672)	(896)	(10,150)
Loss from discontinued operations, net of income taxes	—	(38)	—	—	—	(38)

Loss before equity in losses of subsidiaries, net of tax	—	(7,543)	(77)	(1,672)	(896)	(10,188)
Equity in losses of subsidiaries, net of tax	10,188	1,749	—	—	(11,937)	—

Net loss	$(10,188)	$(9,292)	$(77)	$(1,672)	$11,041	$(10,188)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six Weeks Ended July 2, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated

Sales	$-	$263,210	$1,084	$39,183	$(29,450)	$274,027
Cost of sales	-	115,678	327	31,925	(24,776)	123,154

Gross profit	-	147,532	757	7,258	(4,674)	150,873
Selling expenses	-	94,596	979	9,734	(120)	105,189
General and administrative expenses	-	32,532	-	1	85	32,618

Operating income (loss)	-	20,404	(222)	(2,477)	(4,639)	13,066

Interest expense	-	35,456	-	-	-	35,456
Other loss (income)	-	545	-	(3,505)	-	(2,960)

(Loss) income before (benefit) provision for income taxes	-	(15,597)	(222)	1,028	(4,639)	(19,430)

(Benefit) provision for income taxes	-	(5,439)	(78)	271	(1,646)	(6,892)

(Loss) income from continuing operations	-	(10,158)	(144)	757	(2,993)	(12,538)

Loss from discontinued operations, net of income taxes	-	(186)	-	-	-	(186)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(10,344)	(144)	757	(2,993)	(12,724)

Equity in losses (earnings) of subsidiaires, net of tax	12,724	(613)	-	-	(12,111)	-

Net (loss) income	$(12,724)	$(9,731)	$(144)	$757	$9,118	$(12,724)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six Weeks Ended July 3, 2010
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$256,027	$1076	28,165	$(18,926)	$266,342
Cost of sales	—	110,324	326	24,123	(16,775)	117,998

Gross profit	—	145,703	750	4,042	(2,151)	148,344
Selling expenses	—	90,064	955	6,927	(120)	97,826
General and administrative expenses	—	30,534	—	—	96	30,630
Restructuring charges	—	829	—	—	—	829

Operating income (loss)	—	24,276	(205)	(2,885)	(2,127)	19,059
Interest expense	—	38,270	—	—	—	38,270
Other expense (income)	—	9,052	—	431	—	9,483

Loss from continuing operations before benefit from income taxes	—	(23,046)	(205)	(3,316)	(2,127)	(28,694)
Benefit from income taxes	—	(8,529)	(75)	(929)	(765)	(10,298)

Loss from continuing operations	—	(14,517)	(130)	(2,387)	(1,362)	(18,396)
Loss from discontinued operations, net of income taxes	—	(294)	—	—	—	(294)

Loss before equity in losses of subsidiaries, net of tax	—	(14,811)	(130)	(2,387)	(1,362)	(18,690)
Equity in losses of subsidiaries, net of tax	18,690	2,517	—	—	(21,207)	—

Net loss	$(18,690)	$(17,328)	$(130)	(2,387)	$19,845	$(18,690)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six weeks Ended July 2, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(12,724)	$(9,731)	$(144)	$757	$9,118	$(12,724)
Adjustments to reconcile net (loss) income to net cash in operating activities:
Depreciation and amortization	-	19,915	10	410	-	20,335
Gain on derivatives	-	(2,132)	-	-	-	(2,132)
Unrealized gain on marketable securities	-	(63)	-	-	-	(63)
Equity-based compensation expense	-	391	-	-	-	391
Deferred taxes	-	(25)	11	(6)	-	(20)
Loss on disposal of property and equipment	-	293	-	-	-	293
Equity in losses of subsidiaries	12,724	(613)	-	(3,504)	(8,607)	-
Changes in assets and liabilities:						-
Accounts receivable, net	-	8,182	121	4,783	-	13,086
Inventory	-	(35,835)	7	(7,093)	-	(42,921)
Prepaid expenses and other assets	-	27	(43)	(2,180)	-	(2,196)
Accounts payable	-	(2,682)	(20)	(15)	-	(2,717)
Income taxes payable	-	(27,105)	-	310	-	(26,795)
Accrued expenses and other current liabilities	-	(7,950)	(575)	24	(511)	(9,012)

NET CASH USED IN OPERATING ACTIVITIES	-	(57,328)	(633)	(6,514)	-	(64,475)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,161)	(29)	(503)	-	(9,693)
Intercompany payables/receivables	-	(6,230)	-	-	6,230	-

NET CASH USED IN INVESTING ACTIVITIES	-	(15,391)	(29)	(503)	6,230	(9,693)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings on credit facility	-	66,000	-	-	-	66,000
Contribution by YCC Holdings LLC	-	3,000	-	-	-	3,000
Investment in subsidiary	-	(160)	-	-	160	-
Contribution by Yankee Holding Corp.	-	-	-	160	(160)	-
Dividends paid to YCC Holdings LLC	-	(2,112)	-	-	-	(2,112)
Proceeds from issuance of common stock	-	20	-	-	-	20
Repurchase of common stock	-	(784)	-	-	-	(784)
Principal payments on capital lease obligations	-	(332)	-	-	-	(332)
Financing costs	-	(452)	-	-	-	(452)
Intercompany payables/receivables	-	-	60	6,170	(6,230)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	65,180	60	6,330	(6,230)	65,340

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	55	-	55

NET DECREASE IN CASH	-	(7,539)	(602)	(632)	-	(8,773)

CASH, BEGINNING OF PERIOD	-	8,702	1,868	2,143	-	12,713

CASH, END OF PERIOD	$-	$1,163	$1,266	$1,511	$-	$3,940

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six weeks Ended July 3, 2010
(in thousands)

	Holding Corp	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(18,690)	$(17,328)	$(130)	$(2,387)	$19,845	$(18,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	20,925	6	244	—	21,175
Realized loss on derivative contracts	—	8,990	—	—	—	8,990
Unrealized gain on marketable securities	—	59	—	—	—	59
Share-based compensation expense	—	516	—	—	—	516
Deferred taxes	—	(2,455)	131	—	—	(2,324)
Gain on disposal of property and equipment	—	7	—	—	—	7
Non-cash adjustments related to restructuring	—	10	—	—	—	10
Equity in losses of subsidiaries	18,690	2,517	—	(1,362)	(19,845)	—
Changes in assets and liabilities Accounts receivable, net	—	11,756	161	1,328	—	13,245
Inventory	—	(21,660)	(7)	(3,360)	—	(25,027)
Prepaid expenses and other assets	—	(940)	12	(1,084)	—	(2,012)
Accounts payable	—	(1,941)	(56)	679	—	(1,318)
Income taxes	—	(9,340)	—	—	—	(9,340)
Accrued expenses and other liabilities	—	(10,967)	(628)	25	—	(11,570)

NET CASH USED IN OPERATING ACTIVITIES	—	(19,851)	(511)	(5,917)	—	(26,279)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(8,632)	—	(102)	—	(8,734)
Proceeds from the sale of property and equipment	—	192	—	—	—	192
Intercompany payables/receivables	—	(4,569)	—	—	4,569	-

NET CASH USED IN INVESTING ACTIVITIES	—	(13,009)	—	(102)	4,569	(8,542)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments under Credit Facility	—	(11,000)	—	—	—	(11,000)
Borrowings under Credit Facility	—	39,000	—	—	—	39,000
Proceeds from issuance of common stock	—	25	—	—	—	25
Repurchase of common stock	—	(643)	—	—	—	(643)
Principal payments on capital lease obligations	—	(106)	—	—	—	(106)
Intercompany payables/receivables	—	—	113	4,456	(4,569)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	27,276	113	4,456	(4,569)	27,276

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(98)	—	(98)

NET DECREASE IN CASH	—	(5,584)	(398)	(1,661)	—	(7,643)

CASH, BEGINNING OF PERIOD	—	4,588	2,151	2,356	—	9,095

CASH, END OF PERIOD	$—	$(996)	$1,753	$695	$—	$1,452

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION AND CURRENT EVENTS

YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.”) are holding companies with no direct operations. Their principal assets are the indirect equity interests in The Yankee Candle Company, Inc. (“Yankee Candle”), and all of their operations are conducted through Yankee Candle, the wholly owned operating subsidiary of Holding Corp. Holding Corp. is a wholly owned subsidiary of YCC Holdings. YCC Holdings is a wholly owned subsidiary of Yankee Candle Investments LLC (“Yankee Investments”), which is in turn a wholly owned subsidiary of Yankee Candle Group LLC (“Yankee Group”).

February 2011 Senior Note Issuance.    In February 2011, Yankee Investments and Yankee Finance, Inc. (“Yankee Finance”) were formed in connection with the co-issuance of  $315.0 million Senior PIK Notes (as defined below) by YCC Holdings and Yankee Finance.  In connection with the issuance of the Senior PIK Notes, the equity interests in YCC Holdings were exchanged for new equity interests in its newly formed parent, Yankee Investments.  Pursuant to this exchange, holders of Class A, Class B and Class C common units in YCC Holdings exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Investments.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Investments that it previously had in YCC Holdings.  Subsequent to the exchange, all outstanding Class A, B and C common units in YCC Holdings were converted to 1,000 Common Units in YCC Holdings, all of which are now held by its parent and sole member, Yankee Investments.

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.   Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.  The costs paid for by Holding Corp. have been reflected as a dividend to YCC Holdings in the accompanying condensed consolidated statement of stockholder’s equity.   The Senior PIK Notes were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”); however, the issuers have filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to an offer to exchange the notes for identical notes that have been registered under the Securities Act. The registration statement was declared effective on August 4, 2011.

The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to holders of Yankee Investments’ Class B and Class C common units.   The payments to the Class A common unit holders represent a partial return of their original investment and are reflected as an equity transaction by Yankee Investments.  The payments to the Class B and Class C common unit holders who are members of management and directors of Holding Corp. did not affect the liquidation amounts for such units and accordingly are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations of both YCC Holdings and Holding Corp. and as a contribution by YCC Holdings in Holding Corp.’s accompanying condensed consolidated statement of stockholder’s equity for the twenty-six weeks ended July 2, 2011.

Cash interest on the Senior PIK Notes accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes (1) for the first interest payment date, entirely in cash and (2) for all subsequent interest payment dates, entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, “PIK Interest”) to the extent described in the indenture.

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guaranteed the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Holding Corp. is allowed to make dividends to YCC Holdings (from dividends made by Yankee Candle to Holding Corp.) based upon the lower of (a) available excess cash flow based on provisions determined in Yankee Candle’s Credit Facility agreement, together with certain equity and debt issuances which, to date, have not occurred and (b) amounts available for restricted payments based on provisions included in the indentures governing Yankee Candle's senior notes. See “- Liquidity and Capital Resources” below for a description of these restrictions.

Subsequent Exchange.  In the fiscal second quarter of 2011, we formed Yankee Group, a Delaware limited liability company.  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”), as well as certain management and directors of Yankee Holdings.  In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of  Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments. All outstanding interests in Yankee Investments were exchanged pursuant to this transaction with the exception of 1,600 common units held by former employees of Yankee Candle whose employment had been terminated since the February 2011 transaction described above.  These 1,600 units remain held in Yankee Investments pending the planned repurchase of the units by Yankee Investments at the time and in the manner contemplated by the applicable equity documents.  Following the planned repurchase of these remaining units, all outstanding common units of Yankee Investments will be owned by Yankee Group.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements for both YCC Holdings and Holding Corp. and their subsidiaries, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies as discussed in Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and in Amendment No. 5 to YCC Holdings’ Registration Statement on form S-4 filed with the SEC on August 2, 2011 and declared effective on August 4, 2011.
Except where otherwise indicated, this discussion relates to the consolidated financial statements for both YCC Holdings and Holding Corp. (together, the “Companies”).

OVERVIEW

General Business Information

We are the largest specialty branded premium scented candle company in the United States based on our annual sales and profitability. The strong brand equity of the Yankee Candle ®  brand, coupled with our vertically integrated multi-channel business model, have enabled us to be the market leader in the premium scented candle market for many years. We design, develop, manufacture, and distribute the majority of the products we sell which allows us to offer distinctive, trend-appropriate products for every season, every customer, and every room in the home. We have a 41-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts. We offer the broadest assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

Candle products are the foundation of our business, and are available in a wide range of fragrances and colors across a variety of jar candles, Samplers ®  votive candles, Tarts ®  wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle ® brand. Our candles are moderately-priced ranging from $1.99 for a Samplers ® votive candle to $25.99 for a large 22 ounce jar candle. This variety ensures each customer can find Yankee Candle products appropriate for the consumer’s lifestyle and budget. In addition to our core candle business, we successfully have extended the Yankee Candle brand into the growing home fragrance market with a portfolio of innovative fragrance products for your home. Our assortment includes electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, and scented oils. Additionally, we offer products such as the Yankee Candle Car Jars ® auto air fresheners to fragrance cars and small spaces. We also offer a wide array of coordinated candle related and home decor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer seasonally-appropriate fragrances, products, home décor accessories, and giftsets on a limited edition, seasonal basis. These themed temporary programs occur four times a year: Spring, Summer, Fall, and the Christmas/Holiday season.

In the prior fiscal year we had two reportable segments, retail and wholesale. Wholesale had been an aggregation of the wholesale and international operating segments. Because of the increased importance of the international segment to our operations, as evidenced by higher sales volumes and the appointment of a full time international president, we have now disaggregated the international operations from the domestic wholesale operations.  We have restated the prior year information to conform to the current period presentation.

Retail Segment.  We are the largest specialty retailer of premium scented candles in the U.S. We operate 528 specialty retail stores under the Yankee Candle® name as of July 2, 2011. Our retail stores, excluding our two flagship stores, average approximately 1,630 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Segment.  We have an attractive and growing wholesale segment with a diverse customer base. As of July 2, 2011, we had approximately 20,500 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl’s, regional department stores, “premium mass” retailers such as Target, home improvement retailers such as Home Depot, selected club stores and other national accounts. We believe that as a result of our strong brand name, the popularity, quality and profitability of our products, our emphasis on customer service, and our successful in-store merchandising and display system, our domestic wholesale customers are extremely loyal, with approximately 80% of our U.S. wholesale accounts having been customers for over five years.

International Segment. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle (Europe), LTD (“YCE”), which has an international wholesale customer network of approximately 5,300 store locations and distributors covering 48 countries as of July 2, 2011. We also sell our products in Japan, Korea, China and other Asian countries through our Asian distributors.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Discontinued Operations

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, we have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

The following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Thirteen Weeks Ended July 2, 2011		Thirteen Weeks Ended July 3, 2010		Twenty-Six Weeks Ended July 2, 2011		Twenty-Six Weeks Ended July 3, 2010
YCC Holdings LLC Statements of Operations Data:
Sales:
Retail	56.2%		57.2%		54.0%		54.6%
Wholesale	29.3		32.6		31.2		34.4
International	14.5		10.2		14.8		11.0
Total net sales	100.0		100.0		100.0		100.0
Cost of sales	44.9		44.4		44.9		44.3
Gross profit	55.1		55.6		55.1		55.7
Selling expenses	40.1		38.5		38.4		36.7
General and administrative expenses	10.8		11.1		12.0		11.5
Restructuring charges	-		-		-		0.3
Operating income	4.2		5.9		4.7		7.2
Other expense, net	19.4		18.5		16.8		17.9
Loss from continuing operations before benefit from income taxes	(15.2)		(12.6)		(12.1)		(10.8)
Benefit from income taxes	(5.5)		(4.5)		(4.5)		(3.9)
Loss from continuing operations	(9.7)		(8.1)		(7.6)		(6.9)
Loss from discontinued operations, net of taxes	(0.1)		-		(0.1)		(0.1)
Net loss	(9.8	) %	(8.1	) %	(7.7	) %	(7.0	) %

	Thirteen Weeks Ended July 2, 2011		Thirteen Weeks Ended July 3, 2010		Twenty-Six Weeks Ended July 2, 2011		Twenty-Six Weeks Ended July 3, 2010
Yankee Holding Corp. Statements of Operations Data:
Sales:
Retail	56.2%		57.2%		54.0%		54.6%
Wholesale	29.3		32.6		31.2		34.4
International	14.5		10.2		14.8		11.0
Total net sales	100.0		100.0		100.0		100.0
Cost of sales	44.9		44.4		44.9		44.3
Gross profit	55.1		55.6		55.1		55.7
Selling expenses	40.1		38.5		38.4		36.7
General and administrative expenses	10.8		11.1		11.9		11.5
Restructuring charges	-		-		-		0.3
Operating income	4.2		5.9		4.8		7.2
Other expense, net	12.8		18.5		11.9		17.9
Loss from continuing operations before benefit from income taxes	(8.6)		(12.6)		(7.1)		(10.8)
Benefit from income taxes	(3.0)		(4.5)		(2.6)		(3.9)
Loss from continuing operations	(5.6)		(8.1)		(4.5)		(6.9)
Loss from discontinued operations, net of taxes	(0.1)		-		(0.1)		(0.1)
Net loss	(5.7	) %	(8.1	) %	(4.6	) %	(7.0	) %

The results of operations discussion that follows for the thirteen and twenty-six weeks ended July 2, 2011 versus the thirteen and twenty-six weeks ended July 3, 2010, is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended July 2, 2011 versus the Thirteen weeks ended July 3, 2010

SALES

Sales increased 3.6% to $129.9 million for the thirteen weeks ended July 2, 2011 from $125.4 million for the thirteen weeks ended July 3, 2010.

Retail Sales

Retail sales increased 1.9% to $73.1 million for the thirteen weeks ended July 2, 2011, from $71.7 million for the thirteen weeks ended July 3, 2010. The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2010 that have not yet entered the comparable store base (which in 2010 were open for less than a full year) of approximately $1.2 million, (ii) increased sales from our Yankee Candle Fundraising division of approximately $1.2 million, (iii) the addition of 16 new Yankee Candle stores during 2011 which contributed $0.8 million sales from new stores and (iv) increased sales in our catalog and internet business of approximately $0.5 million, partially offset by decreases in comparable store sales of approximately $2.3 million.  The decrease in comparable store sales was driven primarily by the Company’s decision to run its semi-annual clearance sale in a condensed period of time, resulting in 12 fewer clearance days as compared to the prior year quarter.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business decreased 2.9% for the thirteen weeks ended July 2, 2011 compared to the thirteen weeks ended July 3, 2010. Yankee Candle comparable store sales for the thirteen weeks ended July 2, 2011 decreased 4.0% compared to the thirteen weeks ended July 3, 2010. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The decrease in comparable store sales was driven by decreased transactions of 12.0% and was partially offset by an increase in average ticket price of 8.0%. There were 495 stores included in the Yankee Candle comparable store base as of July 2, 2011 as compared to 473 stores included in the Yankee Candle comparable store base as of July 3, 2010. There were 528 total retail stores open as of July 2, 2011, compared to 503 total retail stores open as of July 3, 2010.

Wholesale Sales

Wholesale sales decreased 6.7% to $38.1 million for the thirteen weeks ended July 2, 2011 from $40.9 million for the thirteen weeks ended July 3, 2010.

The decrease in wholesale sales was primarily due to (i) decreased sales in our domestic gift store account channel of approximately $2.3 million, (ii) decreased sales in our off-price channel of approximately $1.6 million and (iii) decreased sales from co-packing and licensing activities of approximately $0.7 million partially offset by increased sales to domestic premium mass channel of approximately $1.7 million.

International Sales

International sales increased 46.0% to $18.7 million for the thirteen weeks ended July 2, 2011 from $12.8 million for the thirteen weeks ended July 3, 2010.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $2.3 million driven by new locations opened in the last 12 months, (ii) an increase of $1.5 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound, (iii) increased sales in our concession channel of $1.1 million, as well as (iv) increased sales in most of our other distribution channels.

GROSS PROFIT

Gross profit is sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail, wholesale and international segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by our buying and merchandising operations.

Gross profit increased 2.8% to $71.6 million for the thirteen weeks ended July 2, 2011 from $69.7 million for the thirteen weeks ended July 3, 2010. As a percentage of sales, gross profit decreased to 55.1% for the thirteen weeks ended July 2, 2011 from 55.6% for the thirteen weeks ended July 3, 2010. Included in the calculation of gross profit for both the thirteen weeks ended July 2, 2011 and July 3, 2010 are purchase accounting costs of approximately $0.1 million. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased to $46.6 million for the thirteen weeks ended July 2, 2011 compared to $45.2 million for the thirteen weeks ended July 3, 2010.  The increase in gross profit dollars over the prior year quarter was primarily due to (i) decreased promotional and marketing activity contributing approximately $1.8 million, (ii) price increases taken during the second quarter of 2011, which assuming no elasticity contributed $1.2 million and increased profit in our Yankee Candle Fundraising division of approximately $0.4 million, partially offset by decreased sales volume which decreased gross profit by approximately $1.8 million  and increased costs in our supply chain operations of approximately $0.2 million driven largely by inflation in wax and transportation costs.

As a percentage of sales, retail gross profit increased to 63.8% for the thirteen weeks ended July 2, 2011 from 63.0% for the thirteen weeks ended July 3, 2010.  The increase in gross profit rate was primarily the result of (i) decreased promotional activity which increased gross profit by approximately 1.0% primarily attributable to the delayed start of our semi-annual clearance sale, (ii) price increases taken during the second quarter of 2011 which increased gross profit by approximately 0.6%, partially offset by the reduced rate of profit in our Yankee Candle Fundraising division of approximately 0.5% and increased costs in our supply chain activities of approximately 0.3%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 10.5% to $17.7 million for the thirteen weeks ended July 2, 2011 from $19.8 million for the thirteen weeks ended July 3, 2010. The decrease in wholesale gross profit dollars was primarily attributable to (i) increased allowances and promotional and marketing activity which decreased gross profit by approximately $2.6 million, (ii) decreased sales volume which decreased gross profit by approximately $0.2 million, partially offset by price increases taken during the second quarter of 2011, which assuming no elasticity increased gross profit by approximately $0.8 million.

As a percentage of sales, wholesale gross profit decreased to 46.4% for the thirteen weeks ended July 2, 2011 from 48.4% for the thirteen weeks ended July 3, 2010.   The decrease in gross profit rate was primarily attributable to increased allowances and promotional and marketing activity which decreased gross profit rate by 3.5% and increased costs in our supply chain operations of 0.1% driven by inflationary pressure on transportation costs, offset by price increases taken during the second quarter of 2011 which contributed approximately 1.2%  and decreased sales volume within our co-packing and licensing activities, which has a lower profit margin and which has become a smaller portion of the wholesale business, resulting in favorable margin rate of approximately 0.4% relative to the prior year.

International Gross Profit

International gross profit dollars increased 54.3% to $7.4 million for the thirteen weeks ended July 2, 2011 from $4.8 million for the thirteen weeks ended July 3, 2010. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $1.7 million, (ii) an increase of $0.6 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound and (iii) favorable product cost and mix of channels of $0.1 million.

As a percentage of sales, international gross profit increased to 39.5% for the thirteen weeks ended July 2, 2011 from 37.4% for the thirteen weeks ended July 3, 2010.   The increase in gross profit rate was primarily attributable to favorable product and channel mix of approximately 1.4% driven primarily by increased sales of our candle products and increased sales within our concessions channel, which both have higher margins, as well as decreased costs in our supply chain operations which increased gross profit rate by approximately 0.5%.

SELLING EXPENSES

Selling expenses increased 8.0% to $52.1 million for the thirteen weeks ended July 2, 2011 from $48.3 million for the thirteen weeks ended July 3, 2010. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 40.1% and 38.5% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. Included in selling expenses for the thirteen weeks ended July 2, 2011 and July 3, 2010 are purchase accounting costs of $3.4 million and $3.6 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 6.1% to $40.9 million for the thirteen weeks ended July 2, 2011 from $38.6 million for the thirteen weeks ended July 3, 2010. As a percentage of retail sales, retail selling expenses were 56.0% and 53.8% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010, which together represented approximately $1.9 million.

The increase in retail selling expenses as a percentage of sales was primarily related to the de-leveraging of selling expenses as a result of decreased comparable store sales, which increased selling expense as a rate of sales by approximately 1.7%, and selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010 which had a negative impact of 0.7%.

Wholesale Selling Expenses

Wholesale selling expenses increased 12.2% to $3.1 million for the thirteen weeks ended July 2, 2011 from $2.8 million for the thirteen weeks ended July 3, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 8.1% and 6.8% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. The increase in selling expenses and as a percentage of sales was attributable to increased labor costs of approximately $0.1 million and other miscellaneous selling and marketing costs of approximately $0.2 million.

International Selling Expenses

International selling expenses increased 40.2% to $4.7 million for the thirteen weeks ended July 2, 2011 from $3.3 million for the thirteen weeks ended July 3, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 25.0% and 26.0% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. The increase in selling expense dollars was attributable to increased commissions, labor and other related selling costs related to the revenue growth in this business as well as an increase of $0.4 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.  The decrease in selling expenses as a percentage of sales was primarily related to leveraging of labor and occupancy costs against an increased sales base, somewhat offset by increased commissions related to revenue growth in our concession channel.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses remained flat at $14.0 million for both the thirteen weeks ended July 2, 2011 July 3, 2010.  As a percentage of sales, general and administrative expenses were approximately 10.8% and 11.1% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively.

Interest and Other Expense, Net

YCC Holdings’ interest and other expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $25.2 million for the thirteen weeks ended July 2, 2011 compared to $23.2 million for the thirteen weeks ended July 3, 2010.  The primary component of this expense is interest expense, which was $26.3 million and $18.5 million for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. The increase in interest expense primarily relates to $12.6 million of interest expense related to the Senior PIK Notes, partially offset by a decrease in interest expense related to lower average borrowings on other borrowings in the second quarter of fiscal 2011 versus the prior year quarter.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $16.7 million for the thirteen weeks ended July 2, 2011 compared to $23.2 million for the thirteen weeks ended July 3, 2010. The primary component of this expense is interest expense, which was $17.8 million and $18.5 million for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. The decrease in interest expense is primarily related to lower average borrowings in the second quarter of fiscal 2011 versus the prior year quarter.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended July 2, 2011, Yankee Candle recognized a gain of $0.7 million related to derivative contracts. During the thirteen weeks ended July 3, 2010, Yankee Candle recognized $4.2 million in expense related to derivative contracts.

Benefit from Income Taxes

The benefit from income taxes for YCC Holdings for the thirteen weeks ended July 2, 2011 and July 3, 2010 was approximately $7.2 million and $5.6 million, respectively. The effective tax rates for the thirteen weeks ended July 2, 2011 and July 3, 2010 were 36.4% and 35.6%, respectively.  The increase in the effective tax rate for the thirteen weeks ended July 2, 2011 compared to the thirteen weeks ended July 3, 2010 is primarily attributable to an expected decrease in the manufacturing deduction in the current year.

The benefit from income taxes for Holding Corp. for the thirteen weeks ended July 2, 2011 was $4.0 million compared to $5.6 million for the thirteen weeks ended July 3, 2010. The effective tax rate remained relatively flat at 35.5% and 35.6% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations, net of income taxes was $0.1 million and $38 thousand for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively.

Twenty-Six weeks ended July 2, 2011 versus the Twenty-Six weeks ended July 3, 2010

SALES

Sales increased 2.9% to $274.0 million for the twenty-six weeks ended July 2, 2011 from $266.4 million for the twenty-six weeks ended July 3, 2010.

Retail Sales

Retail sales increased 1.7% to $147.8 million for the twenty-six weeks ended July 2, 2011, from $145.4 million for the twenty-six weeks ended July 3, 2010. The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2010 that have not yet entered the comparable store base (which in 2010 were open for less than a full year) of approximately $3.3 million, (ii) increased sales in our Consumer Direct division of approximately $1.8 million and (iii) the addition of 16 new Yankee Candle retail stores opened in 2011 which increased sales by approximately $1.0 million, partially offset by decreased comparable store sales of $3.7 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business decreased 1.4% for the twenty-six weeks ended July 2, 2011 compared to the twenty-six weeks ended July 3, 2010. Yankee Candle comparable store sales for the twenty-six weeks ended July 2, 2011 decreased 3.1% compared to the twenty-six weeks ended July 3, 2010. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The decrease in comparable store sales was driven by decreased transactions at our retail stores of 6.2%, somewhat offset by a 3.1% increase in average ticket. There were 495 stores included in the Yankee Candle comparable store base as of July 3, 2010 as compared to 473 stores included in the Yankee Candle comparable store base as of July 3, 2010. There were 528 total retail stores open as of July 2, 2010, compared to 503 total retail stores open as of July 3, 2010.

Wholesale Sales

Wholesale sales decreased 6.5% to $85.6 million for the twenty-six weeks ended July 2, 2011 from $91.5 million for the twenty-six weeks ended July 3, 2010.

The decrease in wholesale sales was primarily due to (i) decreased sales in our domestic gift store account channel of approximately $4.5 million, (ii) decreased sales in our off-price channel of approximately $2.4 million and (iii) decreased sales in our co-packing and licensing activities of approximately $2.0 million, partially offset by increased sales in our domestic premium mass channel accounts of approximately $2.0 million and increased sales in our domestic specialty and department store channel of $1.0 million.

International Sales

International sales increased 38.1% to $40.6 million for the twenty-six weeks ended July 2, 2011 from $29.4 million for the twenty-six weeks ended July 3, 2010.

The increase in international sales was primarily due to (i) increased sales in our gift shop channel of $3.7 million driven by new locations opened in the last 12 months, (ii) increased sales in our concession channel of $2.6 million driven by new locations opened during the last 12 months, (iii) an increase of $2.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound as well as (iv) increased sales in most of our distribution channels.

GROSS PROFIT

Gross profit is sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail and wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by the Company’s buying and merchandising operations.

Gross profit increased 1.7% to $150.9 million for the twenty-six weeks ended July 2, 2011 from $148.3 million for the twenty-six weeks ended July 3, 2010. As a percentage of sales, gross profit decreased to 55.1% for the twenty-six weeks ended July 2, 2011 from 55.7% for the twenty-six weeks ended July 3, 2010.  Included in the calculation of gross profit for both the twenty-six weeks ended July 2, 2011 and July 3, 2010 are purchase accounting costs of approximately $0.2 million and $0.1 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 0.4% to $94.0 million for the twenty-six weeks ended July 2, 2011 from $93.6 million for the twenty-six weeks ended July 3, 2010. The increase in gross profit dollars was primarily due to (i) increased sales volume which increased gross profit by approximately $1.0 million driven largely by increased gross sales in our consumer direct operations and (ii) price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately $1.2 million, partially offset by increased (i) costs in our supply chain operations of approximately $1.3 million driven by inflation in wax and transportation costs, (ii) decreased profitability in our Yankee Candle Fundraising division of approximately $0.3 million and (iii) increased promotional and marketing activity of approximately $0.2 million in response to the highly promotional retail environment.

As a percentage of sales, retail gross profit decreased to 63.6% for the twenty-six weeks ended July 2, 2011 from 64.4% for the twenty-six weeks ended July 3, 2010. The decrease in retail gross profit rate was driven primarily by (i) increased costs in our supply chain operations which decreased gross profit rate by approximately 0.9% and (ii) decreased rate of profit in our Yankee Candle Fundraising division of approximately 0.2%, partially offset by price increases taken during the second quarter of 2011 which increased the rate of gross profit by approximately 0.3%

Wholesale Gross Profit

Wholesale gross profit dollars decreased 7.2% to $40.4 million for the twenty-six weeks ended July 2, 2011 from $43.5 million for the twenty-six weeks ended July 3, 2010. The decrease in wholesale gross profit dollars was attributable to (i) increased allowances and marketing and promotional activity of approximately $3.0 million, (ii) sales volume decreases which decreased gross profit by approximately $1.0 million and (iii) decreased sales within our co-packing and licensing activities which decreased gross profit by $0.4 million, partially offset by price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately $0.8 million and favorable results in our supply chain operations of approximately $0.4 million driven mostly by favorable product mix.

As a percentage of sales, wholesale gross profit decreased to 47.2% for the twenty-six weeks ended July 2, 2011 from 47.6% for the twenty-six weeks ended July 3, 2010. The decrease in wholesale gross profit rate was the result of increased allowances and promotional and marketing activity which caused a decrease in gross profit of 1.8% and increased costs in our supply chain operations of 0.5% driven by inflationary pressure on transportation costs, partially offset by favorable product mix of sales of 0.7% price increases taken during the second quarter of 2011 which increased the rate of gross profit by approximately 0.5%,  and decreased sales volume within our co-packing and licensing activities, which has a lower profit margin, and which has become a smaller portion of the wholesale business resulting in favorable margin rate of approximately 0.6% relative to the prior year.

International Gross Profit

International gross profit dollars increased 47.1% to $16.7 million for the twenty-six ended July 2, 2011 from $11.4 million for the twenty-six weeks ended July 3, 2010. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $3.4 million, (ii) an increase of $0.9 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound and (iii) favorable product cost and mix of $0.8 million.

As a percentage of sales, international gross profit increased to 41.1% for the twenty-six weeks ended July 2, 2011 from 38.6% for the twenty-six weeks ended July 3, 2010.   The increase in gross profit rate was primarily attributable to favorable product and channel mix of approximately 2.5% driven primarily by increased sales of our wax products and increased sales within our concessions channel which both have higher margins, partially offset by increased supply chain costs of 0.9% driven by inflationary pressure on transportation costs.

SELLING EXPENSES

Selling expenses increased 7.5% to $105.2 million for the twenty-six weeks ended July 3, 2010 from $97.8 million for the twenty-six weeks ended July 3, 2010. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 38.4% and 36.7% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.  Included in selling expenses for the twenty-six weeks ended July 2, 2011and July 3, 2010 are purchase accounting costs of $6.9 million and $7.2 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 5.3% to $82.1 million for the twenty-six weeks ended July 2, 2011 from $78.0 million for the twenty-six weeks ended July 3, 2010.  As a percentage of retail sales, retail selling expenses were 55.5% and 53.6% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.  The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010, which together contributed approximately $3.5 million.  The increase in retail selling expenses as a percentage of sales was primarily related to the de-leveraging of selling expenses as a result of decreased comparative store sales which increased selling expense as a rate of sales by approximately 1.3% and selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010 which had a negative impact of 0.5%.

Wholesale Selling Expenses

Wholesale selling expenses increased 12.3% to $6.3 million for the twenty-six weeks ended July 2, 2011 from $5.6 million for the twenty-six weeks ended July 3, 2010.  These expenses relate to payroll, advertising and other operating costs.  As a percentage of wholesale sales, wholesale selling expenses were 7.4% and 6.1% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.  The increase in selling expenses and as a percentage of sales was primarily attributable to increased marketing and other related selling expenses of approximately $0.5 million and labor costs of approximately $0.2 million, combined with a decrease in sales over the prior year.

International Selling Expenses

International selling expenses increased 41.1% to $9.9 million for the twenty-six weeks ended July 2, 2011 from $7.0 million for the twenty-six weeks ended July 3, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 24.4% and 23.9% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. The increase in selling expenses was attributable to increased commissions, labor and other related selling costs related to the revenue growth in this business, as well an increase of $0.6 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.  The increase in selling expenses as a percentage of sales was primarily attributable to  increased commissions driven by growth in our concession channel, somewhat offset by leveraging of labor and other selling expenses against a higher sales base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses increased 6.5% to 32.8 million for the twenty-six weeks ended July 2, 2011 from 30.6 million for the twenty-six weeks ended July 3, 2010. As a percentage of sales, general and administrative expenses were 12.0% and 11.5% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.

The general and administrative expenses of $32.8 million for the twenty-six weeks ended July 2, 2011 includes the $3.0 million paid to Yankee Investments’ Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes by YCC Holdings and Yankee Finance.  Excluding such expenses, general and administrative costs were favorable by $0.8 million and as a percentage of sales were 10.9% and 11.5% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.

Interest and Other Expense, Net

YCC Holdings’ interest and other expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $46.1 million for the twenty-six weeks ended July 2, 2011 compared to $47.8 million for the twenty-six weeks ended July 3, 2010.  The primary component of this expense is interest expense, which was $49.1 million and $38.3 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. The increase in interest expense primarily relates to $17.6 million of interest expense related to the Senior PIK Notes, partially offset by a decrease in interest expense related to lower average borrowings on other borrowings in the second quarter of fiscal 2011 versus the prior year quarter.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $32.5 million for the twenty-six weeks ended July 2, 2011 compared to $47.8 million for the twenty-six weeks ended July 3, 2010. The primary component of this expense is interest expense, which was $35.5 million and $38.3 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. The decrease in interest expense is primarily related to lower average borrowings in the second quarter of fiscal 2011 versus the prior year quarter.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the twenty-six weeks ended July 2, 2011, Yankee Candle recognized a gain of $2.1 million related to derivative contracts. During the twenty-six weeks ended July 3, 2010, Yankee Candle recognized $9.0 million in expense related to derivative contracts.

Benefit from Income Taxes

The benefit from income taxes for YCC Holdings for the twenty-six weeks ended July 2, 2011 and July 3, 2010 was approximately $12.2 million and $10.3 million, respectively. The effective tax rates for the thirteen weeks ended July 2, 2011 and July 3, 2010 were 36.7% and 35.9%, respectively.  The increase in the effective tax rate for the twenty-six weeks ended July 2, 2011 compared to the twenty six weeks ended July 3, 2010 is primarily attributable to an expected decrease in the manufacturing deduction in the current year.

The benefit from income taxes for Holding Corp. for the thirteen weeks ended July 2, 2011 was $6.9 million compared to $10.3 million for the twenty-six weeks ended July 3, 2010. The effective tax rates for the twenty-six weeks ended July 2, 2011 and July 3, 2010 were 35.5% and 35.9% respectively. The decrease in the effective tax rate primarily relates to a decrease in state tax rates.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations, net of income taxes was $0.2 million and $0.3 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

Yankee Candle’s senior secured credit facility (the “Credit Facility”) consists of a 7–year $650.0 million senior term loan facility (“Term Facility”) and a 6–year $125.0 million senior secured revolving credit facility (the “Revolving Facility”).    In April 2011, the Company entered into a Joinder Agreement to the Revolving Facility which provided a total of $15.0 million in new revolving loan commitments increasing Yankee Candle’s total revolving loan capacity under the Revolving Facility from $125.0 million to $140.0 million. All borrowings under Yankee Candle’s Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, Yankee Candle is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The Term Facility matures on February 6, 2014 and the Revolving Facility matures on February 6, 2013.

As of July 2, 2011, Yankee Candle had outstanding letters of credit of $2.1 million and $66.0 million outstanding under the Revolving Facility, leaving $71.9 million in availability under the Revolving Facility. As of July 2, 2011, Yankee Candle was in compliance with all covenants under the Credit Facility. Yankee Candle believes that based on their current projections for fiscal 2011 that they will continue to be in compliance with their financial covenants during 2011.

The Companies use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 Yankee Candle changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, its existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting with changes in fair value recognized in the condensed consolidated statement of operations. The unrealized loss included in other comprehensive income “OCI” on the date Yankee Candle changed its interest rate election was amortized to other expense over the remaining terms of the two interest rate swap agreements. One of the swap agreements expired in March of 2010 and the other expired in March of 2011.  The unrealized loss was fully amortized during the twenty-six weeks ended July 2, 2011.

Simultaneous with the de-designations, Yankee Candle entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps were not designated as cash flow hedges and, were measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense).  One of the swap agreements expired in March of 2010 and the other expired in March of 2011.

During the second and third quarters of 2009, Yankee Candle also entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million or 82.6% of its term debt with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011, of which there are no settlements required until after that date. The new swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). The new swap agreements terminate in March 2013.

All obligations under the Credit Facility are guaranteed by Yankee Candle and each of Yankee Candle’s existing and future domestic subsidiaries. In addition, the senior secured credit facility is secured by first priority perfected liens on all of Yankee Candle’s capital stock and substantially all of Yankee Candle’s existing and future material assets and the existing and future material assets of Yankee Candle’s guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non–voting capital stock of such foreign subsidiaries will be pledged in favor of the senior secured credit facility and each of the guarantor’s assets.

The Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at Yankee Candle’s option without premium or penalty. Yankee Candle is required to repay amounts borrowed under the Term Facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the Term Facility with the balance being payable on the maturity date of the Term Facility.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if Yankee Candle has excess cash flow per the Credit Facility is on an annual basis at the end of each fiscal year.

Senior PIK Notes of YCC Holdings

In February 2011 YCC Holdings formed a wholly-owned subsidiary, Yankee Finance, Inc., for the purpose of co-issuing in conjunction with YCC Holdings $315.0 million Senior PIK Notes pursuant to an Indenture, dated February 9, 2011.  Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes (1) for the first interest payment date, entirely in cash and (2) for all subsequent interest payment dates, entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, “PIK Interest”); to the extent described in the related indenture. The amount of cash interest required to be paid for an interest period is determined prior to the beginning of an interest period and is calculated based upon the amount that would be permitted to be paid as a dividend as of such determination date to YCC Holdings by its subsidiaries for the purpose of paying cash interest on the Senior PIK Notes (based upon restrictions imposed by applicable law and such subsidiaries’ debt agreements) plus the amount of cash on hand at YCC Holdings on the determination date (subject to certain exceptions set forth in the indenture).  If the amount that would be available is less than the amount of interest due for that interest period, then YCC Holdings is permitted to pay all or a specified portion of such interest as PIK Interest rather than in cash on the interest payment date as provided in the indenture. As of July 2, 2011, the Senior PIK Notes are structurally subordinated to approximately $967.1 million of indebtedness of Holding Corp.

The $315.0 million aggregate principal amount of Senior PIK Notes were issued at a discount of $6.3 million and paid deferred financing fees $7.8 million. YCC Holdings is amortizing the discount and the deferred financing fees using the effective interest rate method over the terms of the Senior PIK Notes. The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and make a payment of $300.8 million to Yankee Investments who in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to holders of Yankee Investments’ Class B and Class C common units.

YCC Holdings is a holding company with no direct operations. Its principal asset is the indirect equity interests it holds in Yankee Candle, and all of its operations are conducted through Yankee Candle. As a result, YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guaranteed the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Holding Corp. is allowed to make dividends to YCC Holdings (from dividends made by Yankee Candle to Holding Corp.) based upon the lower of (a) available excess cash flow based on provisions determined in Yankee Candle’s Credit Facility agreement, together with certain equity and debt issuances which, to date, have not occurred and (b) amounts available for restricted payments based on provisions included in the indentures governing Yankee Candle's senior notes.

Available excess cash flow for Yankee Candle’s Credit Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years subsequent to issuance (February 2007) that is not required to prepay the borrowings.  On an annual basis, Yankee Candle is required to prepay the borrowings by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated total leverage ratio (as defined in the Credit Facility) is greater than 4.0 to 1.0 and not greater than 5.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated total leverage ratio is not greater than 4.0 to 1.0.  Excess cash flow is defined in the Credit Facility agreement as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non cash charges including depreciation, amortization, deferred tax expense, non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets , decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to Madison Dearborn,  increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets.

The indentures governing Yankee Candle's notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing Yankee Candle’s notes; (ii) Yankee Candle would have a fixed charge coverage ratio of 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other “restricted payments” (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum of (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle’s most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity.

In addition to the capacity described above, Yankee Candle has a “basket” of $35 million under the indentures from which it may make dividends in amount not to exceed $35 million (since the date of the issuance of Yankee Candle’s notes), so long there is no default or event of default under the indentures.

As of January 1, 2011, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $138 million. During the thirteen weeks ended July 2, 2011 Holding Corp. made a dividend of $2.1 million to YCC Holdings, which decreased the amount available for future dividends.

Yankee Candle’s Credit Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending July 2, 2011, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to Consolidated Adjusted EBITDA ratio of no more than 3.25 to 1.00. The consolidated total secured debt to Consolidated Adjusted EBITDA ratio will step down to no more than 2.75 to 1.00 for the fourth quarter ending December 31, 2011. As of July 2, 2011, Yankee Candle’s actual secured leverage ratio was 2.39 to 1.00, as defined. As of July 2, 2011, total secured debt (including the Company’s capital lease obligations of $2.7 million) was approximately $452.9 million (net of $3.9 million in cash). Under Yankee Candle’s Credit Facility, Consolidated Adjusted EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of the Company’s Consolidated Adjusted EBITDA, as calculated under Yankee Candle’s Credit Facility, to EBITDA and net income for the four quarters ended July 2, 2011 (in thousands):

Net income	$47,875
Income tax expense	27,093
Interest expense, net (excluding amortization of deferred financing fees)	65,936
Depreciation and amortization	42,132

EBITDA	183,036
Equity-based compensation expense	3,937
Fees paid pursuant to management agreement	1,500
Other non-cash expenses	1,346

Consolidated Adjusted EBITDA under the Credit Facility	$189,819

Yankee Candle’s Credit Facility also contains certain other limitations on Yankee Candle’s and certain of Yankee Candle’s restricted subsidiaries’, as defined in Yankee Candle’s credit agreement related to its Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates.

Yankee Candle’s Consolidated Adjusted EBITDA ratio is a material component of Yankee Candle’s Credit Facility. Non-compliance with the maximum Consolidated Adjusted EBITDA ratio could prevent Yankee Candle from borrowing under its Revolving Facility and would result in a default under the credit agreement related to Yankee Candle’s Credit Facility. If there were an event of default under the credit agreement related to Yankee Candle’s Credit Facility that was not cured or waived, the lenders under Yankee Candle’s Credit Facility could cause all amounts outstanding under Yankee Candle’s Credit Facility to be due and payable immediately, which would have a material adverse effect on the Companies, financial position and cash flows.

Cash Flows and Funding of our Operations

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of July 2, 2011, was $3.9 million compared to $12.7 million as of January 2, 2010. Cash used in operating activities for YCC Holdings for the twenty-six weeks ended July 2, 2011 was $64.6 million as compared to cash used in operations of $26.3 million for the twenty-six weeks ended July 3, 2010. Cash used in operating activities during the twenty-six weeks ended July 2, 2011 includes total payments of $19.8 million for taxes primarily related to fiscal 2010 and cash paid for interest of $33.4 million. Cash used in operating activities during the twenty-six weeks ended July 3, 2010 includes total payments of $1.2 million for taxes primarily related to fiscal 2009 and cash paid for interest of $36.3 million. Cash used for inventory for the twenty-six weeks ended July 2, 2011 was $42.9 million compared to $25.0 million for the twenty-six weeks ended July 3, 2010. The increase primarily relates to higher inventory levels to protect against rising raw material costs. Cash used in operating activities for Holding Corp. for the twenty-six weeks ended July 2, 2011 was $64.5 million. The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to accounting fees related to the issuance of the Senior PIK Notes.

Net cash used in investing activities was $9.7 million and $8.5 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010 respectively and was used for the purchase of property and equipment, primarily related to new stores, store renovations and supply chain initiatives.

Net cash provided by financing activities for the YCC Holdings and Holding Corp. for the twenty-six weeks ended July 2, 2011, was $65.5 million and $65.3 million, respectively, of which $66.0 million is related to borrowings under Yankee Candle’s Revolving Facility. Net cash provided by financing activities was $27.3 million for the twenty-six weeks ended July 3, 2010, of which $28.0 million was related to net borrowings under Yankee Candle’s Revolving Facility. In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.   Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.  The net proceeds were used make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to holders of Yankee Investments’ Class B and Class C common units. The fluctuation in financing activities year over year relates to increased borrowings in the second quarter of fiscal 2011 primarily related to the payment of income taxes.

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under Yankee Candle’s Credit Facility, to generate the funds necessary to meet its outstanding debt service obligations. Holding Corp. funds its operations through a combination of internally generated cash from operations and from borrowings under Yankee Candle’s Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under Yankee Candle’s Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2011 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under Yankee Candle’s Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, the Companies typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of Yankee Candle’s Credit Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings during the latter part of the third quarter. In fiscal 2010 the Companies’ peak borrowings was $76.0 million. We review and forecast our cash flow on a daily basis for the current year and on a quarterly basis for the upcoming year to ensure we have adequate liquidity to fund our business. We believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements, fund our capital expenditures and be in compliance with our covenants under Yankee Candle’s Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At July 2, 2011, Yankee Candle had $454.1 million of floating rate debt and $513.0 million of fixed rate debt. At July 2, 2011, YCC Holdings had an additional $315 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $454.1 million outstanding under Yankee Candle’s Credit Facility bears interest at variable rates. All borrowings under Yankee Candle’s Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of July 2, 2011, the weighted average combined interest rate on Yankee Candle’s Term Facility and Revolving Facility was 2.12%. Yankee Candle’s Credit Facility is intended to fund operating needs. Because Yankee Candle’s Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle’s Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted its Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of July 2, 2011, the aggregate notional value of the swaps was $320.7 million, or 82.6% of Yankee Candle’s Term Facility, resulting in a blended fixed rate of 3.49%. Based on Yankee Candle’s outstanding floating rate debt and the notional amount of our interest rate swaps, as of July 2, 2011, a 1.0% increase or decrease in current market interest rates would have the effect of causing an approximately $1.3 million additional annual pre–tax charge or benefit to the Companies’ results of operations.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Future increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

A portion of our sales and a portion of our costs are denominated in currencies other than the U.S. dollar. These currencies could appreciate or depreciate relative to the U.S. dollar. Any movement of these currencies may materially and adversely affect our cash flows, revenues, operating results and financial position.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 2, 2011, YCC Holdings LLC’s chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC’s internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 2, 2011, Yankee Holding Corp.’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in  Yankee Holding Corp.’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2009, in connection with the Linens 'N Things bankruptcy proceedings, Linens Holding Co. and its affiliates ("Linens") filed a lawsuit against Yankee Candle in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the certain amounts on the basis that they constitute "preferential transfers" under the Code. On April 4, 2011, the bankruptcy court approved a settlement of this matter, under which the Company paid $0.2 million.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in Holding Corp.’ 2010 Form 10-K and in Amendment No. 5 to YCC Holdings’ Registration Statement on form S-4 filed with the SEC on August 2, 2011 and declared effective on August 4, 2011, as well as those factors listed in other documents we file with the Securities and Exchange Commission. In addition, you should consider the following factors before investing in the Company. We do not assume an obligation to update any forward-looking statement.

Risks Relating to Our Business

The current economic conditions and uncertain future outlook, including the credit and liquidity crisis in the financial markets and the continued deterioration in consumer confidence and spending, may continue to negatively impact our business and results of operations.

As widely reported, since the latter part of 2008 financial and credit markets in the United States and globally have experienced significant volatility and disruption, which has resulted in, among other things, diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. Since 2008, these economic conditions have negatively impacted our business and our results of operations and continue to do so. Any continuation or deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

These economic developments affect businesses such as ours in a number of ways. The current adverse market conditions, including the tightening of credit in financial markets, negatively impacts the discretionary spending of our consumers and may result in a decrease in sales or demand for our products. Similarly, these conditions may negatively impact the financial and operating condition of our wholesale customer base, or their ability to obtain credit, either of which in turn could cause them to reduce or delay their purchases of our products and increase our exposure to losses from bad debts. These conditions could also increase the likelihood that one or more of our wholesale customers may file for bankruptcy or similar protection from creditors, which also may result in a loss of sales and increase our exposure to bad debt.

From a financing perspective, we believe that we currently have sufficient liquidity to support the ongoing activities of our business, service our existing debt and invest in future growth opportunities. While the existing conditions have therefore not currently impacted our ability to finance our operations, the continuation or further tightening of the credit markets may adversely affect our ability to access the credit market and to obtain any additional financing or refinancing on satisfactory terms or at all.

We are unable to predict the likely duration and severity of the ongoing economic downturn in the United States and the economies of other countries, nor are we able to predict the long-term impact of these conditions on our operations.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would materially disrupt our operations.

Approximately 75% of our gross sales for the thirteen weeks ended July 2, 2011 were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

It will be difficult to maintain our historical growth rates. If we fail to grow our business as planned, our future operating results may suffer.

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. However, our ability to grow these operations in the short-term may be negatively impacted by the current economic conditions. Our ability to implement our long-term growth strategy successfully will also be dependent in part on several factors beyond our control, including economic conditions, consumer preferences, and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

We expect that it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because (i) fixed costs, as a percentage of sales, are higher and (ii) pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower segment margins than our wholesale sales. Over the past several years, our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products.

Further increases in wax prices above the rate of inflation may negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply.

In the past several years significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax, which is a petroleum-based product. These price increases were significant in 2010 and we have already incurred additional wax price increases in 2011. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. The closing or disruption of oil refineries could significantly limit our ability to source wax and negatively impact our operations. While we experienced no supply issues in 2010, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

We face significant competition in the giftware industry. This competition could cause our revenues or margins to fall short of expectations which could adversely affect our future operating results, financial condition, liquidity and our ability to continue to grow our business.

We compete generally for the disposable income of consumers with other producers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants and relatively low barriers to entry.

Our products compete with other scented and unscented candle, home fragrance and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, scented and unscented candles are also sold outside of that segment by a variety of retailers, including mass merchandisers. In our wholesale business, we compete with numerous manufacturers and importers of candles, home fragrance products and other home decor and gift items for the limited space available in our wholesale customer locations for the display and sale of such products to consumers. Some of our competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than we do. Many of our competitors source their products from low cost manufacturers outside of the United States. This competitive environment could adversely affect our future revenues and profits, financial condition and liquidity and our ability to continue to grow our business.

A material decline in consumers’ discretionary income could cause our sales and income to decline.

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during periods of significant economic volatility and disruption such as the one we are currently experiencing, or during other economic downturns or periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States or which result from the threat of war or the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. For example, various federal and state agencies regulate the petroleum used to produce our wax products and certain ingredients contained in our fragrance oils. Compliance with these laws and regulations could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws and regulations may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

We may be unable to continue to open new stores successfully or renew leases for existing locations.

Our retail strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned or at all, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or lifestyle centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. Our retail strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

The loss or significant deterioration in the financial condition of a significant wholesale customer, or a bankruptcy filing and subsequent bankruptcy proceedings by such a customer, could negatively impact our sales and operating results.

The loss or significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. Given the current economic environment, there is an increased risk that wholesale customers could be forced to cease or significantly reduce their purchases from us. The loss of one or more significant wholesale customers, or a significant reduction in their operations, could materially adversely impact our results of operations and financial condition. In addition, in the event that one of our significant wholesale customers files for bankruptcy protection, there are various potential claims that may arise in connection therewith that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition.

The failure or delay of a third party to supply goods to our customers could adversely impact our business.

For certain of our operations, we rely on third-party vendors to supply goods to our customers. The failure of such vendors to deliver our goods in a timely or appropriate manner could adversely impact our customer relationships, which would adversely impact our business. For example, we currently utilize a third party fulfillment provider for the Fundraising business and the Consumer Direct business. This party recently experienced difficulty in timely delivering goods to our Fundraising business and Consumer Direct business customers. Delays such as these or other problems encountered by our third-party vendors could have an adverse effect on our business, including our reputation and ability to grow our operations as planned.

Sustained interruptions in the supply of products from overseas may affect our operating results.

We source various accessories and other products from Asia. A sustained interruption of the operations of our suppliers, as a result of economic difficulties, the impact of global shipping capacity constraints, the impact of health epidemics, natural disasters or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our sales and operating results.

Counterparties to the Credit Facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global financial and credit markets.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. Based upon information available to us, we have no indication that financial institutions syndicated under Yankee Candle’s Revolving Facility would be unable to fulfill their commitments to us. However, if certain counterparties were to become unable to fulfill those obligations, it may adversely affect our results of operations, financial condition and liquidity.

Additionally, we have entered into interest rate swap agreements to hedge the variability of interest payments associated with the Credit Facility. We may be exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence in the global credit markets and the U.S. economy may adversely affect our results of operations and financial condition.

Because we are not a diversified company and are primarily dependent upon one industry, we have less flexibility in reacting to unfavorable consumer trends, adverse economic conditions or business cycles.

We rely primarily on the sale of premium scented candles and related products in the giftware industry. In the event that sales of these products decline or do not meet our expectations, we cannot rely on the sales of other products to offset such a shortfall. As a significant portion of our expenses is comprised of fixed costs, such as lease payments, our ability to decrease expenses in response to adverse business conditions is limited in the short term. As a result, unfavorable consumer trends, adverse economic conditions or changes in the business cycle could have a material and adverse impact on our earnings.

If we lose our senior executive officers, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.

Our success is in part dependent upon the retention of our senior executive officers. Our senior management team has extensive consumer packaged goods, retail, wholesale and manufacturing experience with an average of over 25 years of relevant experience. If our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected. In addition, as our business grows in size and complexity we must be able to continue to attract, develop and retain qualified personnel sufficient to allow us to adequately manage and grow our business. If we are unable to do so, our operating results could be negatively impacted. We cannot guarantee that we will be able to attract and retain personnel as and when necessary in the future.

In the past we have been required to recognize a pre-tax, non-cash impairment charge related to goodwill and other intangible assets, and we may be required to recognize additional impairment charges against goodwill or intangible assets in the future.

At July 2, 2011, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $275.6 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Accounting Standards Codification (the “ASC”) Topic 350 “Intangibles – Goodwill and Other,” and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.

In the impairment analyses we used certain estimates and assumptions, including a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 6, 2010. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions and could result in additional impairment charges. Further, if the economic market conditions were to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

Our international operations subject us to a number of risks, including unfavorable regulatory, labor, tax and political conditions in foreign countries.

Sales from our international operations were $18.7 million and $41.1 million for the thirteen and twenty-six weeks ended July 2, 2011, respectively, and were primarily generated in Europe. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

●	withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;

●	the inability to obtain, maintain or enforce intellectual property rights in other jurisdictions, at a reasonable cost or at all;

●	difficulty with staffing and managing widespread operations;

●
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries; and

●	our establishing ourselves and becoming tax resident in foreign jurisdictions.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success in these international markets depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where we do business. As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

Seasonal, quarterly and other fluctuations in our business, and general industry and market conditions, could affect the market for our results of operations.

Our sales and operating results vary from quarter to quarter. We have historically realized higher sales and operating income in our fourth quarter, particularly in our retail business, which accounts for a larger portion of our sales. We believe that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. In addition, in anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, we may also experience quarterly fluctuations in our sales and income depending on various factors, including, among other things, the number of new retail stores we open in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, pricing and promotional activities of our competitors, and the mix of products sold. Most of our operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we might not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. Further, our comparable store sales from our retail business in a particular quarter could be adversely affected by competition, the opening nearby of new retail stores or wholesale locations, economic or other general conditions or our inability to execute a particular business strategy. As a result of these factors, we may report in the future sales, operating results or comparable store sales that do not match the expectations of analysts and investors. This could cause the price of the notes to decline.

Other factors may also cause our actual results to differ materially from our estimates and projections.

In addition to the foregoing, there are other factors which may cause our actual results to differ materially from our estimates and projections. Such factors include the following:

●
changes in the general economic conditions in the United States including, but not limited to, consumer debt levels, financial market performance, interest rates, consumer sentiment, inflation, commodity prices, unemployment and other factors that impact consumer confidence and spending;

●	changes in levels of competition from our current competitors and potential new competition from both retail stores and alternative methods or channels of distribution;

●	loss of a significant vendor or prolonged disruption of product supply;

●
the successful introduction of new products and technologies in our product categories, including the frequency of such introductions, the level of consumer acceptance of new products and technologies, and their impact on demand for existing products and technologies;

●	the impact of changes in pricing and profit margins associated with our sourced products or raw materials;

●	changes in income tax laws or regulations, or in interpretations of existing income tax laws or regulations;

●	adverse outcomes from significant litigation matters;

●
changes in the interpretation or enforcement of laws and regulations regarding our business or the sale of our products, or the ingredients contained in our products; or the imposition of new or additional restrictions or regulations regarding the same;

●	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

●	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

●	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

●	the disruption of global, national or regional transportation systems;

●	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

●	an outbreak of certain public health issues, including contagious diseases;

●	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

●	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

10.1
Joinder Agreement, dated as of April 6, 2011 and effective as of April 21, 2011, by and among The Yankee Candle Company, Inc., Yankee Holding Corp., the other Subsidiary Guarantors thereto, Bank of America, N.A. and Barclays Bank plc.

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 15, 2011

31.2	YCC Holdings Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 15, 2011

31.3	Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 15, 2011

31.4	Holding Corp. Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 15, 2011

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 15, 2011

32.2	YCC Holdings Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 15, 2011

32.3	Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 15, 2011

32.4	Holding Corp. Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 15, 2011

101	Interactive Data Files

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 15, 2011	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: August 15, 2011	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Treasurer (Principal Financial and Accounting Officer)