Form 10-Q
period 2011-10-01
YCC Holdings LLC; Yankee Holding Corp.
filed 2011-11-14
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2011

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

YCC Holdings LLC	Yes ☒ No ☐
Yankee Holding Corp.	Yes ☐ No ☒

Yankee Holding Corp. is a voluntary filer of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934, and it will have filed all reports which would have been required of it during the past 12 months had it been subject to such provisions.

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

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

YCC Holdings LLC does not issue common stock but has one member’s interest issued and outstanding.  YCC Holdings LLC’s sole member is Yankee Candle Investments LLC.

As of November 11, 2011, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

Yankee Holding Corp. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

 Explanatory Note

This quarterly report is a combined report of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.”), a direct 100% owned subsidiary of YCC Holdings. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us” and “our” refers to YCC Holdings together with its direct and indirect subsidiaries, including Holding Corp.

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

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 1, 2011	January 1, 2011
ASSETS
CURRENT ASSETS:
Cash	$4,294	$12,713
Accounts receivable, net	80,796	46,937
Inventory	130,418	67,387
Prepaid expenses and other current assets	25,403	10,813
Deferred tax assets	10,271	11,642

TOTAL CURRENT ASSETS	251,182	149,492

PROPERTY AND EQUIPMENT, NET	121,200	118,786
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	272,532	281,749
DEFERRED FINANCING COSTS	20,980	14,271
OTHER ASSETS	1,949	1,832

TOTAL ASSETS	$1,311,413	$1,209,700

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,357	$26,291
Accrued payroll	8,837	12,669
Accrued interest	10,117	17,509
Accrued income taxes	-	18,840
Accrued purchases of property and equipment	5,384	2,269
Current portion of capital leases	903	667
Other accrued liabilities	41,929	45,508

TOTAL CURRENT LIABILITIES	107,527	123,753

DEFERRED TAX LIABILITIES	100,985	99,432
LONG-TERM DEBT	1,327,447	901,125
DEFERRED RENT	12,991	11,535
CAPITAL LEASES, NET OF CURRENT PORTION	2,326	1,677
OTHER LONG-TERM LIABILITIES	3,024	2,170
COMMITMENTS AND CONTINGENCIES
MEMBER'S (DEFICIT) EQUITY
Common Units	121,902	-
Class A, B and C common units	-	419,885
Accumulated deficit	(361,364)	(346,516)
Accumulated other comprehensive loss	(3,425)	(3,361)

Total member's (deficit) equity	(242,887)	70,008

TOTAL LIABILITIES AND MEMBER'S (DEFICIT) EQUITY	$1,311,413	$1,209,700

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010
Sales	$195,109	$175,750
Cost of sales	87,958	74,103

Gross profit	107,151	101,647
Selling expenses	57,865	51,842
General and administrative expenses	15,486	15,676

Operating income	33,800	34,129
Interest expense	26,665	20,525
Other (income) expense, net	(2,372)	484

Income from continuing operations before provision for income taxes	9,507	13,120
Provision for income taxes	3,090	4,247

Income from continuing operations	6,417	8,873
Loss from discontinued operations, net of income taxes	(42)	(49)

Net income	$6,375	$8,824

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Sales	$469,136	$442,093
Cost of sales	211,112	192,102

Gross profit	258,024	249,991
Selling expenses	163,055	149,668
General and administrative expenses	48,308	46,307
Restructuring charges	-	829

Operating income	46,661	53,187
Interest expense	75,719	58,794
Other (income) expense, net	(5,332)	9,968

Loss from continuing operations before benefit from income taxes	(23,726)	(15,575)
Benefit from income taxes	(9,105)	(6,051)

Loss from continuing operations	(14,621)	(9,524)
Loss from discontinued operations, net of income taxes	(227)	(342)

Net loss	$(14,848)	$(9,866)

 See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFECIT)
(in thousands, except units)
(Unaudited)

	Common Units		Class A		Class B		Class C		Total A, B and C				Total Member's
	Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Accumulated Deficit	Accumulated Other Loss	Comprehensive Loss	Equity (Deficit)

BALANCE, JANUARY 2, 2010	-	$-	4,268,723	$417,127	363,080	$2,407	97,564	$282	$419,816	$(388,425)	$(8,148)		$23,243
Issuance of Class A and C common units	-	-	276	30	-	-	42,812	-	30	-	-		30
Repurchase of Class A, B and C common units	-	-	(1,740)	(204)	(28,428)	(377)	(52,560)	(306)	(887)	-	-		(887)
Equity-based compensation	-	-	-	-	-	482		234	716	-	-		716
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(9,866)	-	$(9,866)	(9,866)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	358	358	358
Unrealized gain on interest rate swap, net of tax	-	-	-	-	-	-	-	-	-	-	4,537	4,537	4,537
Comprehensive loss												$(4,971)

BALANCE, OCTOBER 2, 2010	-	$-	4,267,259	$416,953	334,652	$2,512	87,816	$210	$419,675	$(398,291)	$(3,253)		$18,131

BALANCE, JANUARY 1, 2011	-	$-	4,267,228	$416,956	333,466	$2,637	86,826	$292	$419,885	$(346,516)	$(3,361)		$70,008
Issuance of Class A and C common units	-	-	-	3	-	-	-	-	3	-	-		3
Repurchase of Class A, B and C common units	-	-	-	-	(21,423)	(47)	(900)	(39)	(86)	-	-		(86)
Conversion of Class A, B and C common units to Common Units	1,000	419,888	(4,267,228)	(416,959)	(312,043)	(2,648)	(85,926)	(281)	(419,888)	-	-		-
Return of capital to Common Units	-	(297,825)	-	-	-	-	-	-	-	-	-		(297,825)
Issuance of Common Units	-	17	-	-	-	-	-	-	-	-	-		17
Repurchase of Common Units	-	(725)	-	-	-	-	-	-	-	-	-		(725)
Equity-based compensation	-	547	-	-	-	58	-	28	86	-	-		633
Comprehensive loss:
Net loss	-		-	-	-	-	-	-	-	(14,848)	-	$(14,848)	(14,848)
Foreign currency translation	-		-	-	-	-	-	-	-	-	(776)	(776)	(776)
Unrealized gain on interest rate swap, net of tax	-		-	-	-	-	-	-	-	-	712	712	712
Comprehensive loss												$(14,912)

BALANCE, OCTOBER 1, 2011	1,000	$121,902	-	$-	-	$-	-	$-	$-	$(361,364)	$(3,425)		$(242,887)

 See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(14,848)	$(9,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) loss on derivative contracts	(4,333)	11,109
Depreciation and amortization	32,181	31,608
Unrealized loss (gain) on marketable securities	122	(41)
Equity-based compensation expense	633	716
Deferred taxes	2,325	630
Non-cash adjustments related to restructuring	-	10
Loss on disposal and impairment of property and equipment	782	64
Changes in assets and liabilities:
Accounts receivable	(33,795)	(31,825)
Inventory	(62,950)	(40,660)
Prepaid expenses and other assets	(2,260)	(2,645)
Accounts payable	14,061	18,904
Income taxes	(31,392)	(8,250)
Accrued expenses and other liabilities	(7,761)	(18,292)

NET CASH USED IN OPERATING ACTIVITIES	(107,235)	(48,538)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(17,267)	(13,443)
Proceeds from sale of property and equipment	38	197

NET CASH USED IN INVESTING ACTIVITIES	(17,229)	(13,246)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	137,000	76,000
Repayments under Senior Secured Credit Facility	(20,000)	(20,174)
Borrowings under Senior PIK Notes	308,700	-
Financing costs	(10,478)	-
Return of capital	(297,825)	-
Proceeds from issuance of Class A and C common units	3	30
Proceeds from issuance of Common Units	17	-
Repurchase of Class A, B and C common units	(86)	(887)
Repurchase of Common Units	(725)	-
Principal payments on capital lease obligations	(567)	(234)

NET CASH PROVIDED BY FINANCING ACTIVITIES	116,039	54,735

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	(43)

NET DECREASE IN CASH	(8,419)	(7,092)
CASH, BEGINNING OF PERIOD	12,713	9,095

CASH, END OF PERIOD	$4,294	$2,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$78,409	$65,293
Income taxes	$19,790	$1,310
Net change in accrued purchases of property and equipment	$(3,115)	$770
Capital lease obligations related to equipment purchase	$1,452	$1,974
Noncash Financing Activities:
Conversion of Class A, B and C common units to Common Units	$419,888	$-

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	October 1, 2011	January 1, 2011
ASSETS
CURRENT ASSETS:
Cash	$4,294	$12,713
Accounts receivable, net	80,796	46,937
Inventory	130,418	67,387
Prepaid expenses and other current assets	25,403	10,813
Deferred tax assets	10,271	11,642

TOTAL CURRENT ASSETS	251,182	149,492

PROPERTY AND EQUIPMENT, NET	121,200	118,786
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	272,532	281,749
DEFERRED FINANCING COSTS	11,959	14,271
OTHER ASSETS	1,949	1,832

TOTAL ASSETS	$1,302,392	$1,209,700

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,357	$26,291
Accrued payroll	8,837	12,669
Accrued interest	5,994	17,509
Accrued income taxes	-	18,840
Accrued purchases of property and equipment	5,384	2,269
Current portion of capital leases	903	667
Other accrued liabilities	41,873	45,508

TOTAL CURRENT LIABILITIES	103,348	123,753

DEFERRED TAX LIABILITIES	100,985	99,432
LONG-TERM DEBT	1,018,125	901,125
DEFERRED RENT	12,991	11,535
CAPITAL LEASES, NET OF CURRENT PORTION	2,326	1,677
OTHER LONG-TERM LIABILITIES	3,024	2,170
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at October 1, 2011 and 500,000 issued and 498,042 outstanding at January 1, 2011	417,462	418,187
Additional paid-in capital	15,331	3,421
Treasury stock: at cost, 2,019 shares at October 1, 2011 and 1,958 shares at January 1, 2011	(1,809)	(1,723)
Accumulated deficit	(365,966)	(346,516)
Accumulated other comprehensive loss	(3,425)	(3,361)

Total stockholder's equity	61,593	70,008

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,302,392	$1,209,700

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010
Sales	$195,109	$175,750
Cost of sales	87,958	74,103

Gross profit	107,151	101,647
Selling expenses	57,865	51,842
General and administrative expenses	15,273	15,676

Operating income	34,013	34,129
Interest expense	17,847	20,525
Other (income) expense, net	(2,372)	484

Income from continuing operations before provision for income taxes	18,538	13,120
Provision for income taxes	6,044	4,247

Income from continuing operations	12,494	8,873
Loss from discontinued operations, net of income taxes	(42)	(49)

Net income	$12,452	$8,824

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Sales	$469,136	$442,093
Cost of sales	211,112	192,102

Gross profit	258,024	249,991
Selling expenses	163,055	149,668
General and administrative expenses	47,891	46,307
Restructuring charges	-	829

Operating income	47,078	53,187
Interest expense	53,303	58,794
Other (income) expense, net	(5,332)	9,968

Loss from continuing operations before benefit from income taxes	(893)	(15,575)
Benefit from income taxes	(848)	(6,051)

Loss from continuing operations	(45)	(9,524)
Loss from discontinued operations, net of income taxes	(227)	(342)

Net loss	$(272)	$(9,866)

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except treasury shares)
(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Loss	Total
BALANCE, JANUARY 2, 2010	500	$418,187	$2,419	1120	$(790)	$(388,425)	$(8,148)		$23,243
Issuance of common stock	—	—	30	—	—	—	—		30
Repurchase of common stock	—	—	—	801	(887)	—	—		(887)
Equity-based compensation expense	—	—	716	—	—	—	—		716
Comprehensive loss:
Net loss	—	—	—	—	—	(9,866)	—	$(9,866)	(9,866)
Foreign currency translation	—	—	—	—	—	—	358	358	358
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4,537	4,537	4,537

Comprehensive loss								$(4,971)

BALANCE, OCTOBER 2, 2010	500	$418,187	$3,165	1,921	$(1,677)	$(398,291)	$(3,253)		$18,131

BALANCE, JANUARY 1, 2011	500	$418,187	$3,421	1,958	$(1,723)	$(346,516)	$(3,361)		$70,008

Issuance of common stock	—	—	20	—	—	—	—		20
Repurchase of common stock	—	(725)	—	61	(86)	—	—		(811)
Equity-based compensation expense	—	—	633	—	—	—	—		633
Contributions by YCC Holdings LLC	—	—	11,257	—	—	—	—		11,257
Dividend to YCC Holdings LLC	—	—	—	—	—	(19,178)	—		(19,178)
Comprehensive loss:
Net loss	—	—	—	—	—	(272)	—	$(272)	(272)
Foreign currency translation	—	—	—	—	—	—	(776)	(776)	(776)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	712	712	712

Comprehensive loss								$(336)

BALANCE, OCTOBER 1, 2011	500	$417,462	$15,331	2,019	$(1,809)	$(365,966)	$(3,425)		$61,593

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(272)	$(9,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) loss on derivative contracts	(4,333)	11,109
Depreciation and amortization	30,570	31,608
Unrealized loss (gain) on marketable securities	122	(41)
Equity-based compensation expense	633	716
Deferred taxes	2,325	630
Non-cash adjustments related to restructuring	-	10
Loss on disposal and impairment of property and equipment	782	64
Changes in assets and liabilities:
Accounts receivable	(33,795)	(31,825)
Inventory	(62,950)	(40,660)
Prepaid expenses and other assets	(2,260)	(2,645)
Accounts payable	14,061	18,904
Income taxes	(23,135)	(8,250)
Accrued expenses and other liabilities	(11,940)	(18,292)

NET CASH USED IN OPERATING ACTIVITIES	(90,192)	(48,538)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(17,267)	(13,443)
Proceeds from sale of property and equipment	38	197

NET CASH USED IN INVESTING ACTIVITIES	(17,229)	(13,246)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	137,000	76,000
Repayments under Senior Secured Credit Facility	(20,000)	(20,174)
Financing costs	(468)	-
Contributions by YCC Holdings LLC	3,000	-
Dividend to YCC Holdings LLC	(19,178)	-
Proceeds from issuance of common stock	20	30
Repurchase of common stock	(811)	(887)
Principal payments on capital lease obligations	(567)	(234)

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,996	54,735

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	(43)

NET DECREASE IN CASH	(8,419)	(7,092)
CASH, BEGINNING OF PERIOD	12,713	9,095

CASH, END OF PERIOD	$4,294	$2,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$61,727	$65,293

Income taxes	$19,790	$1,310

Net change in accrued purchases of property and equipment	$(3,115)	$770

Capital lease obligations related to equipment purchase	$1,452	$1,974

Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$8,257	$-

 See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
YANKEE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

The unaudited interim condensed consolidated financial statements of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.” and together with YCC Holdings, the “Companies”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.   Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.  The costs paid for by Holding Corp. have been reflected as a dividend to YCC Holdings in the accompanying Holding Corp.’s condensed consolidated statement of stockholder’s equity.   The Senior PIK Notes were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”); however, the issuers have filed a registration statement with the SEC relating to an offer to exchange the original notes for identical notes which are registered under the Securities Act.  The registration statement was declared effective on August 4, 2011 and all notes were subsequently exchanged.

The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million in aggregate to holders of Yankee Investments’ Class B and Class C common units.   The payments to the Class A common unit holders represent a partial return of their original investment and are reflected as an equity transaction by Yankee Investments.  The payments to the Class B and Class C common unit holders who are members of management and directors of Holding Corp. did not affect the liquidation amounts for such units and accordingly are reflected as general and administrative expense in both YCC Holdings’ and Holding Corp.’s accompanying condensed consolidated statements of operations for the thirty-nine weeks ended October 1, 2011 and as a contribution by YCC Holdings in Holding Corp.’s accompanying condensed consolidated statement of stockholder’s equity for the thirty-nine weeks ended October 1, 2011.

Subsequent Exchange.

 In the fiscal second quarter of 2011, the Companies formed Yankee Group, a Delaware limited liability company.  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”), as well as certain management and directors of Yankee Holdings.  In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments. All outstanding interests in Yankee Investments were exchanged pursuant to this transaction with the exception of 1,600 common units held by former employees of Yankee Candle whose employment had been terminated since the February 2011 transaction described above.  These 1,600 units are to remain held in Yankee Investments pending the planned repurchase of the units by Yankee Investments at the time and in the manner contemplated by the applicable equity documents.  During the thirteen weeks ended October 1, 2011, 470 common units were repurchased leaving 1,130 common units in Yankee Investments.  Following the planned repurchase of these remaining units, all outstanding common units of Yankee Investments will be owned by Yankee Group.

2. INVENTORY

The Companies value their inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows (in thousands):

	October 1, 2011	January 1, 2011
Finished goods	$113,540	$58,153
Work-in-process	738	362
Raw materials and packaging	16,140	8,872

Total inventory	$130,418	$67,387

3. GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the thirty-nine weeks ended October 1, 2011 and October 2, 2010.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
October 1, 2011
Indefinite life:
Tradenames	N/A	$267,755	$-	$267,755

Finite-lived intangible assets:
Customer lists	5	63,652	(59,303)	4,349
Favorable lease agreements	5	2,330	(1,903)	427
Other	3	36	(35)	1

Total finite-lived intangible assets		66,018	(61,241)	4,777

Total intangible assets		$333,773	$(61,241)	$272,532

January 1, 2011
Indefinite life:
Tradenames	N/A	$267,755	$-	$267,755

Finite-lived intangible assets:
Customer lists	5	63,650	(50,234)	13,416
Favorable lease agreements	5	2,330	(1,755)	575
Other	3	36	(33)	3

Total finite-lived intangible assets		66,016	(52,022)	13,994

Total intangible assets		$333,771	$(52,022)	$281,749

Total amortization expense from finite–lived intangible assets was $3.1 million for each of the thirteen weeks ended October 1, 2011 and October 2, 2010. Total amortization expense from finite–lived intangible assets was $9.2 million and $9.4 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.  These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

 4. LONG-TERM DEBT

Long-term debt consisted of the following at October 1, 2011 and January 1, 2011 (in thousands):

	October 1, 2011	January 1, 2011
Holding Corp.
Senior secured revolving credit facility	$117,000	$-
Senior secured term loan facility	388,125	388,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000
Total Holding Corp.	1,018,125	901,125
Senior PIK notes due 2016, net of unamortized discount of $5,678	309,322	-
Total YCC Holdings	$1,327,447	$901,125

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

All borrowings under Yankee Candle’s Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, Yankee Candle is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of October 1, 2011, the weighted average combined interest rate on the Term Facility and the Revolving Facility was 2.1%.

Yankee Candle’s Credit Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended January 1, 2011 through the quarter ending October 1, 2011, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to Consolidated Adjusted EBITDA ratio of no more than 3.25 to 1.00. The consolidated total secured debt to Consolidated Adjusted EBITDA ratio will change to no more than 2.75 to 1.00 for the fourth quarter ending December 31, 2011. As of October 1, 2011, Yankee Candle’s actual secured leverage ratio was 2.65 to 1.00, as calculated in accordance with the Credit Facility. As of October 1, 2011, total secured debt was $504.1 million (net of $4.3 million of cash and including capital lease obligations of $3.2 million). Under the Credit Facility, Consolidated Adjusted EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the completion of the merger (the “Merger”), fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to Yankee Candle’s common equity.

As of October 1, 2011, Yankee Candle had outstanding letters of credit of $2.2 million and $117.0 million outstanding under the Revolving Facility, leaving $20.8 million in availability under the Revolving Facility.

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

Available excess cash flow for Yankee Candle’s Credit Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years subsequent to the date of the credit agreement (February 2007) that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated total leverage ratio (as defined in the Credit Facility) is greater than 4.0 to 1.0 and not greater than 5.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated total leverage ratio is not greater than 4.0 to 1.0.  Excess cash flow is defined in the Credit Facility agreement as consolidated net income of Yankee Candle and its restricted subsidiaries plus all non cash charges including depreciation, amortization, deferred tax expense, non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets , decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to Madison Dearborn,  increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets.

The indentures governing Yankee Candle's Senior Notes and Senior Subordinated notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing Yankee Candle’s notes; (ii) Yankee Candle would have a fixed charge coverage ratio of at least 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other “restricted payments” (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle’s most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity.

In addition to the capacity described above, Yankee Candle has a “basket” of $35 million under the indentures from which it may make dividends in amount not to exceed $35.0 million (since the date of the issuance of Yankee Candle’s notes), so long there is no default or event of defaults under the indentures.  The ability of Yankee Candle and Holding Corp. to pay dividends to YCC Holdings and thus pay cash interest on the Senior PIK Notes is limited by Delaware law.

As of January 1, 2011, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $138.0 million. During the thirty-nine weeks ended October 1, 2011 Holding Corp. made a dividend of $19.2 million to YCC Holdings, which decreased the amount available for future dividends.

Holding Corp.’s income tax receivable reflects the tax benefit of the related interest expense as a result of YCC Holdings’ issuance of Senior PIK Notes.  As such, in the first thirty-nine weeks of fiscal 2011 Holding Corp. received a non cash contribution of $8.3 million from YCC Holdings which increased Holding Corp.’s income tax receivable. The $8.3 million contribution is shown as a contribution by YCC Holdings LLC in Holding Corp.’s condensed consolidated statement of changes in stockholder’s equity and in Holding Corp.’s non-cash financing section of the condensed consolidated statements of cash flows.

5. MEMBER’S (DEFICIT) EQUITY, STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION

Prior to February 2011, member’s equity was held in the form of Class A, Class B and Class C common units in YCC Holdings.  As discussed in Note 1, in February 2011 equity interests in YCC Holdings were exchanged for new equity interests in its newly formed parent, Yankee Investments.  Pursuant to this exchange, holders of Class A, Class B and Class C common units in YCC Holdings exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Investments.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Investments that it previously had in YCC Holdings.  Subsequent to the exchange, all outstanding Class A, B and C common units in YCC Holdings were converted to 1,000 Common Units in YCC Holdings, all of which are now held by its parent and sole member, Yankee Investments.

Subsequently, in the second fiscal quarter of 2011, in connection with the formation of Yankee Group a second exchange of equity interests occurred, whereby holders of Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments. All outstanding interests in Yankee Investments were exchanged pursuant to this transaction with the exception of 1,600 common units held by former employees of Yankee Candle whose employment had been terminated since the February 2011 transaction described above.  These 1,600 units will be held in Yankee Investments pending the planned repurchase of the units by Yankee Investments at the time and in the manner contemplated by the applicable equity documents.  During the thirteen weeks ended October 1, 2011, 470 common units were repurchased leaving 1,130 common units in Yankee Investments.  Following the planned repurchase of these remaining units, all outstanding common units of Yankee Investments will be owned by Yankee Group.

A summary of nonvested units for Yankee Group as of October 1, 2011 and for YCC Holdings as of October 2, 2010, and the activity for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 is presented below (there are no nonvested units remaining in Yankee Investments):

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 1, 2011	-	-	73,293	$9.39	62,747	$23.16
Granted	213	-	-	-	11,650	28.97
Forfeited	-	-	(23,626)	$9.39	(397)	$36.33
Vested	(213)	-	(34,044)	$9.39	(14,587)	$21.23

Nonvested stock at October 1, 2011	-	-	15,623	$9.39	59,413	$24.69

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 2, 2010	-	-	152,136	$9.39	75,037	$11.56
Granted	277	-	-	—	42,812	$34.25
Forfeited	-	-	(11,128)	$9.39	(35,141)	$11.70
Vested	(277)	-	(50,859)	$9.39	(14,958)	$18.69

Nonvested stock at October 2, 2010	-	-	90,149	$9.39	67,750	$24.25

During the thirty-nine weeks ended October 1, 2011, 619 Class A common units, 12,816 vested Class B common units and 948 vested Class C common units were repurchased for $0.8 million. During the thirty-nine weeks ended October 2, 2010, 1,741 vested Class A common units, 17,299 vested Class B common units and 17,419 vested Class C common units were repurchased for $0.9 million. Yankee Group anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during thirty-nine weeks ended October 1, 2011 and October 2, 2010 was $0.6 million and $0.8 million, respectively. Equity-based compensation expense for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 was $3.7 million and $0.7 million, respectively. Included in the $3.7 million of equity-based compensation for the thirty-nine weeks ended October 1, 2011 was the $3.0 million payment to the holders of Class B common units and Class C common units discussed in Note 1.

As of October 1, 2011, there was approximately $1.6 million of total unrecognized compensation cost related to Yankee Group’s Class B and Class C common unit equity awards and there was no unrecognized expense related to Yankee Group’s Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (October 2011 to June 2016).

Presented below is a summary of assumptions for the indicated periods. There were 11,650 Class C grants and no Class B grants for the thirty-nine weeks ended October, 2011. There were 42,812 Class C grants and no Class B grants for the thirty-nine weeks ended October 2, 2010.

Assumptions	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Weighted average calculated value of awards granted	$28.97	$34.25
Weighted average volatility	76.1%	39.7%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.2%	2.6%

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

Interest Rate Swaps

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 Yankee Candle changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, Yankee Candle’s existing interest rate swaps were de-designated as cash flow hedges and Yankee Candle no longer accounts for these instruments using hedge accounting. Accordingly, changes in fair value are now recognized in the condensed consolidated statements of operations as a component of other (income) expense. The unrealized loss of $21.7 million which was included in OCI on the date Yankee Candle changed their interest rate election was amortized to other expense over the remaining term of the respective interest rate swap agreements. The unrealized loss was fully amortized during the thirty-nine weeks ended October 1, 2011.

Simultaneous with the de-designations, Yankee Candle entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. These swaps are not designated as cash flow hedges and are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other (income) expense. One of Yankee Candle’s original interest rate swaps terminated in March 2010 and the remaining original swap agreement terminated on March 31, 2011.

During the second and third quarters of 2009, Yankee Candle entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments on its Term Facility by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011 after the original swaps terminated. These new swaps are not designated as cash flow hedges and are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other (income) expense.  The new swap agreements terminate in March 2013.

The fair values of the Companies’ derivative instruments as of October 1, 2011 and January 1, 2011, were as follows (in thousands):

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	October 1,	January 1,
		2011	2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other current assets	$-	$1,030

Total Derivative Assets		$-	$1,030

	Fair Value of Derivative Instruments Liability Derivatives
	Balance Sheet Location	October 1,	January 1,
		2011	2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$11,479	$18,011

Total Derivative Liabilities		$11,479	$18,011

The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives	Amount of Realized Loss Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(2,200)	$2,119

Total		$(2,200)	$2,119

		Amount of Realized Gain Recognized on Derivatives	Amount of Realized Loss Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(4,333)	$11,109

Total		$(4,333)	$11,109

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010
Cash Flow Hedges
Interest rate swap agreements	Other expense	$-	$1,169

Total		$-	$1,169

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirty-Nine Weeks Ended October 1, 2011	Thirty-Nine Weeks Ended October 2, 2010
Cash Flow Hedges
Interest rate swap agreements	Other expense	$1,169	$7,453

Total		$1,169	$7,453

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2011 and January 1, 2011 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of October 1, 2011
	Level 1	Level 2	Level 3		Total
Assets
Marketable securities	$1,514	$-		$-	$1,514

Total Assets	$1,514	$-		$-	$1,514

Liabilities
Interest rate swap agreements	$-	$11,479	$		$11,479

Total Liabilities	$-	$11,479		$-	$11,479

	Fair Value Measurements on a Recurring Basis
	as of January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,182	$-	$-	$1,182
Interest rate swap agreements	-	1,030	-	1,030

Total Assets	$1,182	$1,030	$-	$2,212

Liabilities
Interest rate swap agreements	$-	$18,011	$-	$18,011

Total Liabilities	$-	$18,011	$-	$18,011

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

Financial Instruments Not Measured at Fair Value

The Companies’ long-term debt is recorded at historical amounts. The Companies determine the fair value of their long-term debt based on current quoted market prices. The following table represents the carrying value and fair value of Yankee Candle’s senior notes, senior subordinated notes and Term Facility and YCC Holdings’ Senior PIK Notes as of October 1, 2011 and January 1, 2011 (in thousands):

	October 1, 2011
	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$370,970
Senior notes due 2015	325,000	313,625
Senior subordinated notes due 2017	188,000	175,780
Senior PIK notes due 2016, net of unamortized discount of $5,678 (YCC Holdings only)	309,322	266,017

	January 1, 2011
	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$384,244
Senior notes due 2015	325,000	338,000
Senior subordinated notes due 2017	188,000	195,990

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

The CEO evaluates its retail, wholesale, and international operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses.  Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations and other costs not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other column.  The Companies do not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 (in thousands):

YCC Holdings
Thirteen Weeks Ended October 1, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$84,860	$83,230	$27,019	$-	$195,109
Gross profit	56,518	39,880	10,919	(166)	107,151
Selling expenses	45,474	3,508	5,445	3,438	57,865
Operating income	11,044	36,372	5,474	(19,090)	33,800
Interest and other expense, net	-	-	-	(24,293)	(24,293)

Income from continuing operations before provision for income taxes					$9,507

Thirteen Weeks Ended October 2, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$79,585	$76,244	$19,921	$-	$175,750
Gross profit	55,095	39,130	7,510	(88)	101,647
Selling expenses	41,245	2,985	4,110	3,502	51,842
Operating income	13,850	36,145	3,400	(19,266)	34,129
Interest and other expense, net	-	-	-	(21,009)	(21,009)

Income from continuing operations before provision for income taxes					$13,120

Holding Corp.
Thirteen Weeks Ended October 1, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$84,860	$83,230	$27,019	$-	$195,109
Gross profit	56,518	39,880	10,919	(166)	107,151
Selling expenses	45,474	3,508	5,445	3,438	57,865
Operating income	11,044	36,372	5,474	(18,877)	34,013
Interest and other expense, net	-	-	-	(15,475)	(15,475)

Income from continuing operations before provision for income taxes					$18,538

Thirteen Weeks Ended October 2, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$79,585	$76,244	$19,921	$-	$175,750
Gross profit	55,095	39,130	7,510	(88)	101,647
Selling expenses	41,245	2,985	4,110	3,502	51,842
Operating income	13,850	36,145	3,400	(19,266)	34,129
Interest and other expense, net	-	-	-	(21,009)	(21,009)

Income from continuing operations before provision for income taxes					$13,120

YCC Holdings
Thirty-Nine Weeks Ended October 1, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$232,708	$168,802	$67,626	$-	$469,136
Gross profit	150,483	80,263	27,628	(350)	258,024
Selling expenses	127,545	9,821	15,359	10,330	163,055
Operating income	22,938	70,442	12,269	(58,988)	46,661
Interest and other expense, net	-	-	-	(70,387)	(70,387)

Loss from continuing operations before benefit from income taxes					$(23,726)

Thirty-Nine Weeks Ended October 2, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$224,974	$167,793	$49,326	$-	$442,093
Gross profit	148,648	82,663	18,872	(192)	249,991
Selling expenses	119,218	8,609	11,136	10,705	149,668
Operating income	29,430	74,054	7,736	(58,033)	53,187
Interest and other expense, net	-	-	-	(68,762)	(68,762)

Loss from continuing operations before benefit from income taxes					$(15,575)

Holding Corp.
Thirty-Nine Weeks Ended October 1, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$232,708	$168,802	$67,626	$-	$469,136
Gross profit	150,483	80,263	27,628	(350)	258,024
Selling expenses	127,545	9,821	15,359	10,330	163,055
Operating income	22,938	70,442	12,269	(58,571)	47,078
Interest and other expense, net	-	-	-	(47,971)	(47,971)

Loss from continuing operations before benefit from income taxes					$(893)

Thirty-Nine Weeks Ended October 2, 2010	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$224,974	$167,793	$49,326	$-	$442,093
Gross profit	148,648	82,663	18,872	(192)	249,991
Selling expenses	119,218	8,609	11,136	10,705	149,668
Operating income	29,430	74,054	7,736	(58,033)	53,187
Interest and other expense, net	-	-	-	(68,762)	(68,762)

Loss from continuing operations before benefit from income taxes					$(15,575)

Sales for the Companies’ international operations including sales that are classified within the wholesale and retail segments were approximately $27.7 million and $20.7 million for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. Sales for the Companies’ international operations, including sales that are classified within the wholesale and retail segments, were approximately $68.8 million and $51.1 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. Long lived assets of the Companies’ international operations were approximately $3.6 million and $2.4 million as of October 1, 2011 and January 1, 2011, respectively.

9. COMMITMENTS AND CONTINGENCIES

In August 2009, in connection with the Linens 'N Things bankruptcy proceedings, Linens Holding Co. and its affiliates ("Linens") filed a lawsuit against Yankee Candle in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code, Linens is entitled to recover from Yankee Candle certain amounts on the basis that they constitute "preferential transfers" under the Code. On April 4, 2011, the bankruptcy court approved a settlement of this matter, under which Yankee Candle paid $0.2 million.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
October 1, 2011
(in thousands)

ASSETS	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated

CURRENT ASSETS:
Cash	$-	$2,071	$1,156	$1,067	$-	$4,294
Accounts receivable, net	-	60,798	65	19,933	-	80,796
Inventory	-	109,999	87	20,332	-	130,418
Prepaid expenses and other current assets	-	24,833	238	952	(620)	25,403
Deferred tax assets	-	10,073	44	154	-	10,271

TOTAL CURRENT ASSETS	-	207,774	1,590	42,438	(620)	251,182

PROPERTY, PLANT AND EQUIPMENT, NET	-	117,544	71	3,585	-	121,200
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	272,329	-	203	-	272,532
DEFERRED FINANCING COSTS	-	11,959	-	-	-	11,959
OTHER ASSETS	-	1,944	-	5	-	1,949
INTERCOMPANY RECEIVABLES		38,815	590		(39,405)	-
INVESTMENT IN SUBSIDIARIES	61,593	1,148	-	-	(62,741)	-

TOTAL ASSETS	$61,593	$1,295,083	$2,251	$46,231	$(102,766)	$1,302,392

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$38,908	$41	$1,408	$-	$40,357
Accrued payroll	-	8,359	161	317	-	8,837
Accrued interest	-	5,994	-	-	-	5,994
Accrued purchases of property and equipment	-	5,384	-	-	-	5,384
Current portion of capital leases	-	903	-	-	-	903
Other accrued liabilities	-	36,550	1,191	4,752	(620)	41,873

TOTAL CURRENT LIABILITIES	-	96,098	1,393	6,477	(620)	103,348

DEFERRED TAX LIAIBILITIES	-	100,985	-	-	-	100,985
LONG-TERM DEBT	-	1,018,125	-	-	-	1,018,125
DEFERRED RENT	-	12,932	-	59	-	12,991
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,326	-	-	-	2,326
OTHER LONG-TERM LIABILITIES	-	3,024	-	-	-	3,024
INTERCOMPANY PAYABLES	-	-	-	39,405	(39,405)	-
STOCKHOLDER'S EQUITY	61,593	61,593	858	290	(62,741)	61,593

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$61,593	$1,295,083	$2,251	$46,231	$(102,766)	$1,302,392

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
January 1, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$8,702	$1,868	$2,143	$—	$12,713
Accounts receivable, net	—	31,960	176	14,801	—	46,937
Inventory	—	57,427	87	9,873	—	67,387
Prepaid expenses and other current assets	—	10,032	195	586	—	10,813
Deferred tax assets	—	11,577	65	—	—	11,642

TOTAL CURRENT ASSETS	—	119,698	2,391	27,403	—	149,492

PROPERTY AND EQUIPMENT, NET	—	116,377	55	2,354	—	118,786
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	281,465	—	284	—	281,749
DEFERRED FINANCING COSTS	—	14,271	—	—	—	14,271
OTHER ASSETS	—	1,832	—	—	—	1,832
INTERCOMPANY RECEIVABLES	—	23,214	430	—	(23,644)	—
INVESTMENT IN SUBSIDIARIES	70,008	3,625	—	—	(73,633)	—

TOTAL ASSETS	$70,008	$1,204,052	$2,876	$30,041	$(97,277)	$1,209,700

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$25,025	$46	$1,220	$—	$26,291
Accrued payroll	—	12,317	31	321	—	12,669
Accrued interest	—	17,509	—	—	—	17,509
Accrued income taxes	—	18,639	—	201	—	18,840
Accrued purchases of property and equipment	—	2,269	—	—	—	2,269
Current portion of capital leases	—	667	—	—	—	667
Other accrued liabilities	—	41,679	1,960	1,869	—	45,508

TOTAL CURRENT LIABILITIES	—	118,105	2,037	3,611	—	123,753

DEFERRED TAX LIABILITIES	—	99,432	—	—	—	99,432
LONG-TERM DEBT	—	901,125	—	—	—	901,125
DEFERRED RENT	—	11,535	—	—	—	11,535
CAPITAL LEASES, NET OF CURRENT	—	1,677	—	—	—	1,677
PORTION
OTHER LONG-TERM LIABILITIES	—	2,170	—	—	—	2,170
INTERCOMPANY PAYABLES	—	—	—	23,644	(23,644)	—
STOCKHOLDER'S EQUITY	70,008	70,008	839	2,786	(73,633)	70,008

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$70,008	$1,204,052	$2,876	$30,041	$(97,277)	$1,209,700

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended October 1, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated

Sales	$-	$180,198	$619	$26,625	$(12,333)	$195,109
Cost of sales	-	79,176	204	21,920	(13,342)	87,958

Gross profit	-	101,022	415	4,705	1,009	107,151
Selling expenses	-	51,682	496	5,747	(60)	57,865
General and administrative expenses	-	15,246	-	(1)	28	15,273

Operating income (loss)	-	34,094	(81)	(1,041)	1,041	34,013

Interest expense	-	17,847	-	-	-	17,847
Other income	-	(1,170)	-	(1,202)	-	(2,372)

Income (loss) before provision for (benefit) from income taxes	-	17,417	(81)	161	1,041	18,538

Provision for (benefit) from income taxes	-	5,698	(26)	33	339	6,044

Income (loss) from continuing operations	-	11,719	(55)	128	702	12,494

Loss from discontinued operations, net of income taxes	-	(42)	-	-	-	(42)
Income (loss) before equity in (earnings) losses of subsidiaries, net of tax	-	11,677	(55)	128	702	12,452

Equity in (earnings) losses of subsidiaires, net of tax	(12,452)	(73)	-	-	12,525	-

Net income (loss)	$12,452	$11,750	$(55)	$128	$(11,823)	$12,452

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended October 2, 2010
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$168,917	$724	$19,318	$(13,209)	$175,750
Cost of sales	—	69,005	211	16,769	(11,882)	74,103

Gross profit	—	99,912	513	2,549	(1,327)	101,647
Selling expenses	—	47,306	555	4,042	(61)	51,842
General and administrative expenses	—	15,638	—	—	38	15,676
Restructuring charges	—	—	—	—	—	-

Operating income (loss)	—	36,968	(42)	(1,493)	(1,304)	34,129
Interest expense	—	20,525	—	—	—	20,525
Other (income) expense	—	(21)	1	504	—	484

Income (loss) from continuing operations before provision for (benefit) from income taxes	—	16,464	(43)	(1,997)	(1,304)	13,120
Provision for (benefit) from income taxes	—	5,242	(15)	(560)	(420)	4,247

Income (loss) from continuing operations	—	11,222	(28)	(1,437)	(884)	8,873
Loss from discontinued operations, net of income taxes	—	(49)	—	—	—	(49)

Income (loss) before equity in (earnings) losses of subsidiaries, net of tax	—	11,173	(28)	(1,437)	(884)	8,824
Equity in (earnings) losses of subsidiaries, net of tax	(8,824)	1,465	—	—	7,359	—

Net income (loss)	$8,824	$9,708	$(28)	$(1,437)	$(8,243)	$8,824

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-Nine Weeks Ended October 1, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated

Sales	$-	$443,408	$1,703	$65,808	$(41,783)	$469,136
Cost of sales	-	194,853	532	53,845	(38,118)	211,112

Gross profit	-	248,555	1,171	11,963	(3,665)	258,024
Selling expenses	-	146,278	1,475	15,482	(180)	163,055
General and administrative expenses	-	47,778	-	-	113	47,891
Restructuring charges	-	-	-	-	-	-

Operating income (loss)	-	54,499	(304)	(3,519)	(3,598)	47,078

Interest expense	-	53,303	-	-	-	53,303
Other income	-	(625)	-	(4,707)	-	(5,332)

Income (loss) before provision for (benefit) from income taxes	-	1,821	(304)	1,188	(3,598)	(893)

Provision for (benefit) from income taxes	-	2,720	(454)	303	(3,417)	(848)

(Loss) income from continuing operations	-	(899)	150	885	(181)	(45)

Loss from discontinued operations, net of income taxes	-	(227)	-	-	-	(227)
(Loss) income before equity in (earnings) losses of subsidiaries, net of tax	-	(1,126)	150	885	(181)	(272)

Equity in (earnings) losses of subsidiaires, net of tax	272	(1,035)	-	-	763	-

Net (loss) income	$(272)	$(91)	$150	$885	$(944)	$(272)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-Nine Weeks Ended October 2, 2010
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$424,946	$1,800	$47,483	$(32,136)	$442,093
Cost of sales	—	179,330	536	40,892	(28,656)	192,102

Gross profit	—	245,616	1,264	6,591	(3,480)	249,991
Selling expenses	—	137,369	1,510	10,969	(180)	149,668
General and administrative expenses	—	46,172	—	—	135	46,307
Restructuring charges	—	829	—	—	—	829

Operating income (loss)	—	61,246	(246)	(4,378)	(3,435)	53,187
Interest expense	—	58,794	—	—	—	58,794
Other expense	—	9,032	1	935	—	9,968

Loss from continuing operations before benefit from income taxes	—	(6,580)	(247)	(5,313)	(3,435)	(15,575)
Benefit from income taxes	—	(3,113)	(116)	(1,488)	(1,334)	(6,051)

Loss from continuing operations	—	(3,467)	(131)	(3,825)	(2,101)	(9,524)
Loss from discontinued operations, net of income taxes	—	(342)	—	—	—	(342)

Loss before equity in losses of subsidiaries, net of tax	—	(3,809)	(131)	(3,825)	(2,101)	(9,866)
Equity in losses of subsidiaries, net of tax	9,866	3,956	—	—	(13,822)	—

Net loss	$(9,866)	$(7,765)	$(131)	$(3,825)	$11,721	$(9,866)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine Weeks Ended October 1, 2011
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(272)	$(91)	$150	$885	$(944)	$(272)
Adjustments to reconcile net (loss) income to net cash in operating activities:
Depreciation and amortization	-	29,923	14	633	-	30,570
Gain on derivatives	-	(4,333)	-	-	-	(4,333)
Unrealized gain on marketable securities	-	122	-	-	-	122
Equity-based compensation expense	-	633	-	-	-	633
Deferred taxes	-	2,458	21	(154)	-	2,325
Loss on disposal of property and equipment	-	782	-	-	-	782
Equity in losses (earnings) of subsidiaries	272	(1,035)	-	(181)	944	-
Changes in assets and liabilities:
Accounts receivable, net	-	(28,838)	111	(5,068)	-	(33,795)
Inventory	-	(52,570)	-	(10,380)	-	(62,950)
Prepaid expenses and other assets	-	(1,845)	(43)	(372)	-	(2,260)
Accounts payable	-	13,883	(5)	183	-	14,061
Income taxes payable	-	(23,554)	-	419	-	(23,135)
Accrued expenses and other current liabilities	-	(12,431)	(639)	1,130	-	(11,940)

NET CASH USED IN OPERATING ACTIVITIES	-	(76,896)	(391)	(12,905)	-	(90,192)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(15,458)	(32)	(1,777)	-	(17,267)
Proceeds from the sale of property and equipment	-	38	-	-	-	38
Intercompany payables/receivables		(12,951)			12,951	-

NET CASH USED IN INVESTING ACTIVITIES	-	(28,371)	(32)	(1,777)	12,951	(17,229)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings on credit facility	-	137,000	-	-	-	137,000
Repayments under credit facility		(20,000)				(20,000)
Contribution by YCC Holdings LLC	-	3,000	-	-	-	3,000
Investment in subsidiary	-	(360)	-	-	360	-
Contribution by Yankee Holding Corp.	-	-	-	360	(360)	-
Dividends paid to YCC Holdings LLC	-	(19,178)	-	-	-	(19,178)
Proceeds from issuance of common stock	-	20	-	-	-	20
Repurchase of common stock	-	(811)	-	-	-	(811)
Principal payments on capital lease obligations	-	(567)	-	-	-	(567)
Financing costs	-	(468)	-	-	-	(468)
Intercompany payables/receivables	-	-	(289)	13,240	(12,951)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	98,636	(289)	13,600	(12,951)	98,996

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	6	-	6

NET DECREASE IN CASH	-	(6,631)	(712)	(1,076)	-	(8,419)

CASH, BEGINNING OF PERIOD	-	8,702	1,868	2,143	-	12,713

CASH, END OF PERIOD	$-	$2,071	$1,156	$1,067	$-	$4,294

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine Weeks Ended October 2, 2010
(in thousands)

	Holding Corp.	Yankee Candle	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(9,866)	$(7,765)	$(131)	$(3,825)	$11,721	$(9,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	31,212	12	384	—	31,608
Realized loss on derivative contracts	—	11,109	—	—	—	11,109
Unrealized gain on marketable securities	—	(41)	—	—	—	(41)
Share-based compensation expense	—	716	—	—	—	716
Deferred taxes	—	492	138	—	—	630
Loss on disposal of property and equipment	—	64	—	—	—	64
Non-cash adjustments related to restructuring	—	10	—	—	—	10
Equity in losses (earnings) of subsidiaries	9,866	3,956	—	(2,101)	(11,721)	—
Changes in assets and liabilities
Accounts receivable, net	—	(26,659)	149	(5,315)	—	(31,825)
Inventory	—	(36,880)	(3)	(3,777)	—	(40,660)
Prepaid expenses and other assets	—	(2,129)	18	(534)	—	(2,645)
Accounts payable	—	17,866	(52)	1,090	—	18,904
Income taxes	—	(8,250)	—	—	—	(8,250)
Accrued expenses and other liabilities	—	(18,636)	(653)	997	—	(18,292)

NET CASH USED IN OPERATING ACTIVITIES	—	(34,935)	(522)	(13,081)	—	(48,538)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(13,242)	(21)	(180)	—	(13,443)
Proceeds from the sale of property and equipment	—	197	—	—	—	197
Intercompany payables/receivables	—	(12,118)	—	—	12,118	-

NET CASH USED IN INVESTING ACTIVITIES	—	(25,163)	(21)	(180)	12,118	(13,246)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Credit Facility	—	76,000	—	—	—	76,000
Repayments under Credit Facility	—	(20,174)	—	—	—	(20,174)
Proceeds from issuance of common stock	—	30	—	—	—	30
Repurchase of common stock	—	(887)	—	—	—	(887)
Principal payments on capital lease obligations	—	(234)	—	—	—	(234)
Intercompany payables/receivables	—	—	163	11,955	(12,118)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	54,735	163	11,955	(12,118)	54,735

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(43)	—	(43)

NET DECREASE IN CASH	—	(5,363)	(380)	(1,349)	—	(7,092)

CASH, BEGINNING OF PERIOD	—	4,588	2,151	2,356	—	9,095

CASH, END OF PERIOD	$—	$(775)	$1,771	$1,007	$—	$2,003

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

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.  Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.  The costs paid for by Holding Corp. have been reflected as a dividend to YCC Holdings in the accompanying condensed consolidated statement of stockholder’s equity.   The Senior PIK Notes were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”); however, the issuers have filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to an offer to exchange the notes for identical notes that have been registered under the Securities Act. The registration statement was declared effective on August 4, 2011 and all notes were subsequently exchanged.

The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to holders of Yankee Investments’ Class B and Class C common units.   The payments to the Class A common unit holders represent a partial return of their original investment and are reflected as an equity transaction by Yankee Investments.  The payments to the Class B and Class C common unit holders who are members of management and directors of Holding Corp. did not affect the liquidation amounts for such units and accordingly are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations of both YCC Holdings and Holding Corp. and as a contribution by YCC Holdings in Holding Corp.’s accompanying condensed consolidated statement of stockholder’s equity for the thirty-nine weeks ended October 1, 2011.

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

Subsequent Exchange.  In the fiscal second quarter of 2011, we formed Yankee Group, a Delaware limited liability company.  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”), as well as certain management and directors of Yankee Holdings.  In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments. All outstanding interests in Yankee Investments were exchanged pursuant to this transaction with the exception of 1,600 common units held by former employees of Yankee Candle whose employment had been terminated since the February 2011 transaction described above.  During the thirteen weeks ended October 1, 2011, 470 common units were repurchased leaving 1,130 common units in Yankee Investments.  Following the planned repurchase of these remaining units, all outstanding common units of Yankee Investments will be owned by Yankee Group.

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

Retail Segment.  We are the largest specialty retailer of premium scented candles in the U.S. We operate 548 specialty retail stores under the Yankee Candle® name as of October 1, 2011. Our retail stores, excluding our two flagship stores, average approximately 1,629 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Segment.  We have an attractive and growing wholesale segment with a diverse customer base. As of October 1, 2011, we had approximately 28,500 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl’s, regional department stores, “premium mass” retailers such as Target, home improvement retailers such as Home Depot, selected club stores and other national accounts. We believe that as a result of our strong brand name, the popularity, quality and profitability of our products, our emphasis on customer service, and our successful in-store merchandising and display system, our domestic wholesale customers are extremely loyal, with approximately 80% of our U.S. wholesale accounts having been customers for over five years.

International Segment. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle (Europe), LTD (“YCE”), which has an international wholesale customer network of approximately 5,600 store locations and distributors covering 49 countries as of October 1, 2011. We also sell our products in Japan, Korea, China and other Asian countries through our Asian distributors.

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

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011		Thirty-Nine Weeks Ended October 2, 2010
YCC Holdings LLC Statements of Operations Data:
Sales:
Retail	43.5%	45.3%	49.6%		50.9%
Wholesale	42.7	43.4	36.0		38.0
International	13.8	11.3	14.4		11.1
Total net sales	100.0	100.0	100.0		100.0
Cost of sales	45.1	42.2	45.0		43.5
Gross profit	54.9	57.8	55.0		56.5
Selling expenses	29.7	29.5	34.8		33.9
General and administrative expenses	7.9	8.9	10.3		10.4
Restructuring charges	-	-	-		0.2
Operating income	17.3	19.4	9.9		12.0
Other expense, net	12.5	11.9	15.0		15.5
Income (loss) from continuing operations before provision for (benefit from) income taxes	4.9	7.5	(5.1)		(3.5)
Provsion for (benefit from) income taxes	1.6	2.5	(1.9)		(1.4)
Income (loss) from continuing operations	3.3	5.0	(3.1)		(2.1)
Loss from discontinued operations, net of taxes	(0.0)	-	(0.1)		(0.1)
Net income (loss)	3.3%	5.0%	(3.2	) %	(2.2	) %

	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 1, 2011		Thirty-Nine Weeks Ended October 2, 2010
Yankee Holding Corp. Statements of Operations Data:
Sales:
Retail	43.5%	45.3%	49.6%		50.9%
Wholesale	42.7	43.4	36.0		38.0
International	13.8	11.3	14.4		11.1
Total net sales	100.0	100.0	100.0		100.0
Cost of sales	45.1	42.2	45.0		43.5
Gross profit	54.9	57.8	55.0		56.5
Selling expenses	29.7	29.5	34.8		33.9
General and administrative expenses	7.8	8.9	10.2		10.4
Restructuring charges	-	-	-		0.2
Operating income	17.4	19.4	10.0		12.0
Other expense, net	7.9	11.9	10.2		15.5
Income (loss) from continuing operations before provision for (benefit from) income taxes	9.5	7.5	(0.2)		(3.5)
Provsion for (benefit from) income taxes	3.1	2.5	(0.1)		(1.4)
Income (loss) from continuing operations	6.4	5.0	(0.1)		(2.1)
Loss from discontinued operations, net of taxes	(0.0)	-	(0.0)		(0.1)
Net income (loss)	6.4%	5.0%	(0.1	) %	(2.2	) %

The results of operations discussion that follows for the thirteen and thirty-nine weeks ended October 1, 2011 versus the thirteen and thirty-nine weeks ended October 2, 2010, is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended October 1, 2011 versus the Thirteen weeks ended October 2, 2010

SALES

Sales increased 11.0% to $195.1 million for the thirteen weeks ended October 1, 2011 from $175.8 million for the thirteen weeks ended October 2, 2010.

Retail Sales

Retail sales increased 6.6% to $84.9 million for the thirteen weeks ended October 1, 2011, from $79.6 million for the thirteen weeks ended October 2, 2010.  The increase in retail sales was primarily due to (i) the addition of 36 new Yankee Candle stores during 2011 which contributed $2.5 million, (ii) increased sales in our catalog and internet business of approximately $1.5 million, (iii) increased comparable store sales of approximately $1.0 million and (iv) sales attributable to stores opened in 2010 that have not yet entered the comparable store base (which in 2010 were open for less than a full year) of approximately $0.6 million, partially offset by a decrease in sales from our Yankee Candle Fundraising division of approximately $0.3 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business increased 3.3% for the thirteen weeks ended October 1, 2011 compared to the thirteen weeks ended October 2, 2010. Yankee Candle comparable store sales for the thirteen weeks ended October 1, 2011 increased 1.5% compared to the thirteen weeks ended October 2, 2010. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by increased traffic of 0.7% coupled with an increase in average ticket price of 0.8%. There were 499 stores included in the Yankee Candle comparable store base as of October 1, 2011 as compared to 486 stores included in the Yankee Candle comparable store base as of October 2, 2010. There were 548 total retail stores open as of October 1, 2011, compared to 513 total retail stores open as of October 2, 2010.

Wholesale Sales

Wholesale sales increased 9.2% to $83.2 million for the thirteen weeks ended October 1, 2011 from $76.3 million for the thirteen weeks ended October 2, 2010.

The increase in wholesale sales was primarily due to increased sales to domestic premium mass and department store channels of approximately $9.4 million partially offset by (i) decreased sales in our domestic gift store account channel of approximately $1.8 million coupled with (ii) decreased sales from co-packing and licensing activities of approximately $0.5 million.

International Sales

International sales increased 35.6% to $27.0 million for the thirteen weeks ended October 1, 2011 from $19.9 million for the thirteen weeks ended October 2, 2010.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $3.2 million driven primarily by new locations opened in the last 12 months and increased volume to existing customers, (ii) increased sales in our export direct channel of $1.4 million, (iii) increased sales in our concession channel of $1.0 million and (iv) an increase of $0.8 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 5.4% to $107.2 million for the thirteen weeks ended October 1, 2011 from $101.6 million for the thirteen weeks ended October 2, 2010. As a percentage of sales, gross profit decreased to 54.9% for the thirteen weeks ended October 1, 2011 from 57.8% for the thirteen weeks ended October 2, 2010.

Retail Gross Profit

Retail gross profit dollars increased to $56.5 million for the thirteen weeks ended October 1, 2011 compared to $55.1 million for the thirteen weeks ended October 2, 2010.  The increase in gross profit dollars over the prior year quarter was primarily due to (i) increased sales volume which increased gross profit by approximately $6.6 million, (ii) price increases taken during the second quarter of 2011, which assuming no elasticity contributed $1.6 million, offset by increased promotional and marketing activity of approximately $5.4 million, and increased costs in our supply chain operations of approximately $1.2 million driven largely by inflation in wax and transportation costs.

As a percentage of sales, retail gross profit decreased to 66.6% for the thirteen weeks ended October 1, 2011 from 69.2% for the thirteen weeks ended October 2, 2010.  The decrease in gross profit rate was primarily the result of (i) increased promotional activity which decreased gross profit by approximately 2.0% and (ii) increased costs in our supply chain activities of approximately 1.3%, partially offset by price increases taken during the second quarter of 2011, which assuming no elasticity increased gross profit by approximately 0.7%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 1.9% to $39.9 million for the thirteen weeks ended October 1, 2011 from $39.1 million for the thirteen weeks ended October 2, 2010. The increase in wholesale gross profit dollars was primarily attributable to (i) increased sales volume which increased gross profit by approximately $2.5 million, (ii) price increases taken during the second quarter of 2011, which assuming no elasticity increased gross profit by approximately $1.6 million and (iii) decreased allowances and promotional and marketing activity which increased gross profit by approximately $0.9 million, partially offset by increased costs in our supply chain operations of approximately $4.2 million driven largely by inflation in wax and transportation costs.

As a percentage of sales, wholesale gross profit decreased to 47.9% for the thirteen weeks ended October 1, 2011 from 51.3% for the thirteen weeks ended October 2, 2010.   The decrease in gross profit rate was primarily attributable to increased costs in our supply chain operations of 5.3% driven by inflationary pressure on  wax and transportation costs partially offset by (i) price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately 1.0%, (ii) decreased allowances and promotional and marketing activity which increased gross profit rate by 0.6% and (iii) decreased sales volume within our co-packing and licensing activities, which has a lower profit margin and which has become a smaller portion of the wholesale business, resulting in favorable margin rate of approximately 0.3% relative to the prior year.

International Gross Profit

International gross profit dollars increased 45.4% to $10.9 million for the thirteen weeks ended October 1, 2011 from $7.5 million for the thirteen weeks ended October 2, 2010. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $2.7 million, (ii) favorable product cost and channel mix of $1.3 million and (iii) an increase of $0.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound. These increases in gross profit dollars were partially offset by increased allowances and promotional and marketing activity which decreased gross profit by approximately $1.0 million.

As a percentage of sales, international gross profit increased to 40.4% for the thirteen weeks ended October 1, 2011 from 37.7% for the thirteen weeks ended October 2, 2010.   The increase in gross profit rate was primarily attributable to favorable product and channel mix of approximately 4.6% driven primarily by increased sales of our candle products and increased sales within our concessions channel, which both have higher margins, partially offset by increased allowances and promotional and marketing activity which decreased gross profit rate by 2.2%.

SELLING EXPENSES

Selling expenses increased 11.6% to $57.9 million for the thirteen weeks ended October 1, 2011 from $51.8 million for the thirteen weeks ended October 2, 2010. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 29.7% and 29.5% for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. Included in selling expenses for the thirteen weeks ended October 1, 2011 and October 2, 2010 are purchase accounting costs of $3.4 million and $3.5 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 10.3% to $45.5 million for the thirteen weeks ended October 1, 2011 from $41.2 million for the thirteen weeks ended October 2, 2010. As a percentage of retail sales, retail selling expenses were 53.6% and 51.8% for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010, which together represented an increase of approximately $2.9 million.

The increase in retail selling expenses as a percentage of sales was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010 which had a negative impact of 1.1%.  New stores typically generate higher selling expenses as a percentage of sales than mature stores since fixed costs, as a percent of sales, are higher in the early period of a store’s operation.

Wholesale Selling Expenses

Wholesale selling expenses increased 17.5% to $3.5 million for the thirteen weeks ended October 1, 2011 from $3.0 million for the thirteen weeks ended October 2, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 4.2% and 3.9% for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. The increase in selling expenses and as a percentage of sales was attributable to increased marketing costs of approximately $0.5 million.

International Selling Expenses

International selling expenses increased 32.5% to $5.4 million for the thirteen weeks ended October 1, 2011 from $4.1 million for the thirteen weeks ended October 2, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 20.2% and 20.6% for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. The increase in selling expense dollars was attributable to increased commissions, labor and other related selling costs of approximately $1.1 million related to the revenue growth in this business as well as an increase of $0.2 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.  The decrease in selling expenses as a percentage of sales was primarily related to leveraging of labor and occupancy costs against an increased sales base, somewhat offset by increased commissions related to revenue growth in our concession channel.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses remained flat at $15.5 million for the thirteen weeks ended October 1, 2011 compared to $15.7 million for the thirteen weeks ended October 2, 2010.  As a percentage of sales, general and administrative expenses were approximately 7.9% and 8.9% for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively.

Interest and Other Expense, Net

YCC Holdings’ interest and other (income)expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $24.3 million for the thirteen weeks ended October 1, 2011 compared to $21.0 million for the thirteen weeks ended October 2, 2010.  The primary component of this expense is interest expense, which was $26.7 million and $20.5 million for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. The increase in interest expense primarily relates to $8.8 million of interest expense related to the Senior PIK Notes, partially offset by a decrease in interest expense related to lower average borrowings on our credit facility in the third quarter of fiscal 2011 versus the prior year quarter.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $15.5 million for the thirteen weeks ended October 1, 2011 compared to $21.0 million for the thirteen weeks ended October 2, 2010. The primary component of this expense is interest expense, which was $17.8 million and $20.5 million for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. The decrease in interest expense is primarily related to lower average borrowings on our credit facility in the third quarter of fiscal 2011 versus the prior year quarter.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended October 1, 2011, Yankee Candle recognized a gain of $2.2 million related to derivative contracts. During the thirteen weeks ended October 2, 2010, Yankee Candle recognized $2.1 million in expense related to derivative contracts.

Provision for Income Taxes

The provision for income taxes for YCC Holdings for the thirteen weeks ended October 1, 2011 and October 2, 2010 was approximately $3.1 million and $4.2 million, respectively. The effective tax rates for the thirteen weeks ended October 1, 2011 and October 2, 2010 were 32.5% and 32.4%, respectively.

The provision for income taxes for Holding Corp. for the thirteen weeks ended October 1, 2011 was $6.0 million compared to $4.2 million for the thirteen weeks ended October 2, 2010. The effective tax rates for the thirteen weeks ended October 1, 2011 and October 2, 2010 were 32.6% and 32.4%, respectively.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively.

Thirty-nine weeks ended October 1, 2011 versus the Thirty-Nine weeks ended October 2, 2010

SALES

Sales increased 6.1% to $469.1 million for the thirty-nine weeks ended October 1, 2011 from $442.1 million for the thirty-nine weeks ended October 2, 2010.

Retail Sales

Retail sales increased 3.4% to $232.7 million for the thirty-nine weeks ended October 1, 2011, from $225.0 million for the thirty-nine weeks ended October 2, 2010. The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2010 that have not yet entered the comparable store base (which in 2010 were open for less than a full year) of approximately $3.9 million, (ii) the addition of 36 new Yankee Candle retail stores opened in 2011 which increased sales by approximately $3.5 million and, (iii) increased sales in our Consumer Direct division of approximately $3.3 million, partially offset by (i) decreased comparable store sales of $2.7 million and (ii) a decrease in sales from our Yankee Candle Fundraising division of approximately $0.3 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business remained relatively flat at 0.3% for the thirty-nine weeks ended October 1, 2011 compared to the thirty-nine weeks ended October 2, 2010. Yankee Candle comparable store sales for the thirty-nine weeks ended October 1, 2011 decreased 1.4% compared to the thirty-nine weeks ended October 2, 2010. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The decrease in comparable store sales was driven by decreased transactions at our retail stores of 3.7%, partially offset by a 2.3% increase in average ticket. There were 499 stores included in the Yankee Candle comparable store base as of October 1, 2011 as compared to 486 stores included in the Yankee Candle comparable store base as of October 2, 2010. There were 548 total retail stores open as of October 1, 2011, compared to 513 total retail stores open as of October 2, 2010.

Wholesale Sales

Wholesale sales increased 0.6% to $168.8 million for the thirty-nine weeks ended October 1, 2011 from $167.8 million for the thirty-nine weeks ended October 2, 2010.

The increase in wholesale sales was primarily due to increased sales in our domestic premium mass channel accounts of approximately $7.7 million and increased sales in our domestic specialty and department store channel of $4.6 million partially offset by (i) decreased sales in our domestic gift store account channel of approximately $6.3 million, (ii) decreased sales in our co-packing and licensing activities of approximately $2.6 million and (iii) decreased sales in our off-price channel of approximately $2.4 million.

International Sales

International sales increased 37.1% to $67.6 million for the thirty-nine weeks ended October 1, 2011 from $49.3 million for the thirty-nine weeks ended October 2, 2010.  The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $7.4 million driven by new locations opened in the last 12 months and increased sales to existing customers, (ii) increased sales in our concession channel of $3.6 million driven by new locations opened during the last 12 months, (iii) an increase of $3.1 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound, (iv) increased sales in our export direct channel of $2.6 million as well as (iv) increased sales in most of our distribution channels.

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

Gross profit increased 3.2% to $258.0 million for the thirty-nine weeks ended October 1, 2011 from $250.0 million for the thirty-nine weeks ended October 2, 2010. As a percentage of sales, gross profit decreased to 55.0% for the thirty-nine weeks ended October 1, 2011 from 56.5% for the thirty-nine weeks ended October 2, 2010.  Included in the calculation of gross profit for both the thirty-nine weeks ended October 1, 2011 and October 2, 2010 are purchase accounting costs of approximately $0.3 million and $0.2 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 1.2% to $150.5 million for the thirty-nine weeks ended October 1, 2011 from $148.6 million for the thirty-nine weeks ended October 2, 2010. The increase in gross profit dollars was primarily due to increased sales volume which increased gross profit by approximately $7.0 million and price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately $2.8 million, partially offset by (i) increased marketing and promotional activity of approximately $5.2 million in response to the highly promotional retail environment, (ii) increased costs in our supply chain operations of approximately $2.4 million driven by inflation in wax and transportation costs and (iii) decreased profitability in our Yankee Candle Fundraising division of approximately $0.4 million.

As a percentage of sales, retail gross profit decreased to 64.7% for the thirty-nine weeks ended October 1, 2011 from 66.1% for the thirty-nine weeks ended October 2, 2010. The decrease in retail gross profit rate was driven primarily by increased costs in our supply chain operations which decreased gross profit rate by approximately 1.0% coupled with increased marketing and promotional activity which decreased gross profit rate by approximately 0.8%, partially offset by price increases taken during the second quarter of 2011 which increased gross profit rate by approximately 0.4%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 2.9% to $80.3 million for the thirty-nine weeks ended October 1, 2011 from $82.7 million for the thirty-nine weeks ended October 2, 2010. The decrease in wholesale gross profit dollars was attributable to (i) unfavorable results in our supply chain operations of approximately $3.5 million driven by inflation in wax and transportation costs, (ii) increased allowances and marketing and promotional activity of approximately $2.4 million and (iii) decreased sales within our co-packing and licensing activities which decreased gross profit by $0.4 million. These decreases to gross profit dollars were partially offset by price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately $2.4 million and an increase in sales volume which increased gross profit by approximately $1.5 million.

As a percentage of sales, wholesale gross profit decreased to 47.5% for the thirty-nine weeks ended October 1, 2011 from 49.3% for the thirty-nine weeks ended October 2, 2010. The decrease in wholesale gross profit rate was the result of increased costs in our supply chain operations of 2.2% driven by inflationary pressure on transportation costs, coupled with increased allowances and promotional and marketing activity which caused a decrease in gross profit of 0.7% partially offset by (i) price increases taken during the second quarter of 2011, which increased gross profit rate by approximately 0.8% and (ii) decreased sales volume within our co-packing and licensing activities, which has a lower profit margin, and which has become a smaller portion of the wholesale business resulting in favorable margin rate of approximately 0.4% relative to the prior year.

International Gross Profit

International gross profit dollars increased 46.4% to $27.6 million for the thirty-nine weeks ended October 1, 2011 from $18.9 million for the thirty-nine weeks ended October 2, 2010. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $6.1 million, (ii) favorable product cost and mix of $2.9 million and (iii) an increase of $1.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.  This increase in gross profit was partially offset by increased allowances and promotional and marketing activity which decreased gross profit by approximately $0.9 million coupled with unfavorable results in our supply chain operations of approximately $0.6 million.

As a percentage of sales, international gross profit increased to 40.9% for the thirty-nine weeks ended October 1, 2011 from 38.3% for the thirty-nine weeks ended October 2, 2010.  The increase in gross profit rate was primarily attributable to favorable product and channel mix of approximately 4.3% driven primarily by increased sales of our wax products and increased sales within our concessions channel which both have higher margins, partially offset by increased supply chain costs of 1.0% driven by inflationary pressure on transportation costs and increased allowances and promotional and marketing activity which caused a decrease in gross profit of 0.7%.

SELLING EXPENSES

Selling expenses increased 8.9% to $163.1 million for the thirty-nine weeks ended October 1, 2011 from $149.7 million for the thirty-nine weeks ended October 2, 2010. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 34.8% and 33.9% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.  Included in selling expenses for the thirty-nine weeks ended October 1, 2011and October 2, 2010 are purchase accounting costs of $10.3 million and $10.7 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 7.0% to $127.5 million for the thirty-nine weeks ended October 1, 2011 from $119.2 million for the thirty-nine weeks ended October 2, 2010.  As a percentage of retail sales, retail selling expenses were 54.8% and 53.0% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.  The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010, which together represented and increase of approximately $5.9 million.  The increase in retail selling expenses as a percentage of sales was primarily related to the de-leveraging of selling expenses as a result of decreased comparable store sales which increased selling expense as a rate of sales by approximately 0.6% and selling expenses incurred in the new Yankee Candle retail stores opened in 2011 and 2010 which had a negative impact of 0.6%.  New stores typically generate higher selling expenses as a percentage of sales than mature stores since fixed costs, as a percent of sales, are higher in the early period of a store’s operation.

Wholesale Selling Expenses

Wholesale selling expenses increased 14.1% to $9.8 million for the thirty-nine weeks ended October 1, 2011 from $8.6 million for the thirty-nine weeks ended October 2, 2010.  These expenses relate to payroll, advertising and other operating costs.  As a percentage of wholesale sales, wholesale selling expenses were 5.8% and 5.1% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.  The increase in selling expenses and as a percentage of sales was primarily attributable to increased marketing and other related selling expenses of approximately $0.9 million and increased labor costs of approximately $0.2 million.

International Selling Expenses

International selling expenses increased 37.9% to $15.4 million for the thirty-nine weeks ended October 1, 2011 from $11.1 million for the thirty-nine weeks ended October 2, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 22.7% and 22.6% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. The increase in selling expenses was attributable to increased commissions, labor and other related selling costs related to the revenue growth in this business, as well an increase of $0.7 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.  The increase in selling expenses as a percentage of sales was primarily attributable to  increased commissions driven by growth in our concession channel, somewhat offset by leveraging of labor and other selling expenses against a higher sales base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses increased 4.3% to $48.3 million for the thirty-nine weeks ended October 1, 2011 from $46.3 million for the thirty-nine weeks ended October 2, 2010. As a percentage of sales, general and administrative expenses were 10.3% and 10.4% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.

The general and administrative expenses of $48.3 million for the thirty-nine weeks ended October 1, 2011 includes the $3.0 million paid to Yankee Investments’ Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes by YCC Holdings and Yankee Finance.  Excluding such expenses, general and administrative costs were favorable by $1.0 million and as a percentage of sales were 9.7% and 10.4% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.

Interest and Other Expense, Net

YCC Holdings’ interest and other expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $70.4 million for the thirty-nine weeks ended October 1, 2011 compared to $68.8 million for the thirty-nine weeks ended October 2, 2010.  The primary component of this expense is interest expense, which was $75.7 million and $58.8 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. The increase in interest expense primarily relates to $22.4 million of interest expense related to the Senior PIK Notes, partially offset by a decrease in interest expense related to lower average borrowings on our credit facility in the first nine months of fiscal 2011 versus the same period in the prior year.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $48.0 million for the thirty-nine weeks ended October 1, 2011 compared to $68.8 million for the thirty-nine weeks ended October 2, 2010. The primary component of this expense is interest expense, which was $53.3 million and $58.8 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. The decrease in interest expense is primarily related to lower average borrowings on our credit facility in the first nine months of fiscal 2011 versus the same period in the prior year.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirty-nine weeks ended October 1, 2011, Yankee Candle recognized a gain of $4.3 million related to derivative contracts. During the thirty-nine weeks ended October 2, 2010, Yankee Candle recognized $11.1 million in expense related to derivative contracts.

Benefit from Income Taxes

The benefit from income taxes for YCC Holdings for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 was approximately $9.1 million and $6.1 million, respectively. The effective tax rates for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 were 38.4% and 38.9%, respectively.

The benefit from income taxes for Holding Corp. for the thirty-nine weeks ended October 1, 2011 was $0.8 million compared to $6.1 million for the thirty-nine weeks ended October 2, 2010. The effective tax rates for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 were 95.0% and 38.9% respectively. The increase in the effective tax rate primarily relates to the release of uncertain tax positions for which the statute of limitations has passed.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations, net of income taxes was $0.2 million and $0.3 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

Yankee Candle’s senior secured credit facility (the “Credit Facility”) consists of a 7 year $650.0 million senior term loan facility (“Term Facility”) and a 6 year $125.0 million senior secured revolving credit facility (the “Revolving Facility”).    In April 2011, the Company entered into a Joinder Agreement to the Revolving Facility which provided a total of $15.0 million in new revolving loan commitments increasing Yankee Candle’s total revolving loan capacity under the Revolving Facility from $125.0 million to $140.0 million. All borrowings under Yankee Candle’s Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, Yankee Candle is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The Term Facility matures on February 6, 2014 and the Revolving Facility matures on February 6, 2013.

As of October 1, 2011, Yankee Candle had outstanding letters of credit of $2.2 million and $117.0 million outstanding under the Revolving Facility, leaving $20.8 million in availability under the Revolving Facility. As of October 1, 2011, Yankee Candle was in compliance with all covenants under the Credit Facility. Yankee Candle believes that based on their current projections for fiscal 2011 that they will continue to be in compliance with their financial covenants during 2011.

The Companies use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 Yankee Candle changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, its existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting with changes in fair value recognized in the condensed consolidated statement of operations. The unrealized loss included in other comprehensive income “OCI” on the date Yankee Candle changed its interest rate election was amortized to other expense over the remaining terms of the two interest rate swap agreements. One of the swap agreements expired in March of 2010 and the other expired in March of 2011.  The unrealized loss was fully amortized during the thirty-nine weeks ended October 1, 2011.

Simultaneous with the de-designations, Yankee Candle entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps were not designated as cash flow hedges and, were measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other (income).  One of the swap agreements expired in March of 2010 and the other expired in March of 2011.

During the second and third quarters of 2009, Yankee Candle also entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million or 82.6% of its term debt with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011, of which there are no settlements required until after that date. The new swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other (income) expense. The new swap agreements terminate in March 2013.

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

Senior PIK Notes of YCC Holdings

In February 2011 YCC Holdings formed a wholly-owned subsidiary, Yankee Finance, Inc., for the purpose of co-issuing in conjunction with YCC Holdings $315.0 million Senior PIK Notes pursuant to an Indenture, dated February 9, 2011.  Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes (1) for the first interest payment date, entirely in cash and (2) for all subsequent interest payment dates, entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, “PIK Interest”); to the extent described in the related indenture. The amount of cash interest required to be paid for an interest period is determined prior to the beginning of an interest period and is calculated based upon the amount that would be permitted to be paid as a dividend as of such determination date to YCC Holdings by its subsidiaries for the purpose of paying cash interest on the Senior PIK Notes (based upon restrictions imposed by applicable law and such subsidiaries’ debt agreements) plus the amount of cash on hand at YCC Holdings on the determination date (subject to certain exceptions set forth in the indenture).  If the amount that would be available is less than the amount of interest due for that interest period, then YCC Holdings is permitted to pay all or a specified portion of such interest as PIK Interest rather than in cash on the interest payment date as provided in the indenture. As of October 1, 2011, the Senior PIK Notes are structurally subordinated to approximately $1,018.1 million of indebtedness of Holding Corp.

The $315.0 million aggregate principal amount of Senior PIK Notes were issued at a discount of $6.3 million and YCC Holdings paid deferred financing fees of $7.8 million. YCC Holdings is amortizing the discount and the deferred financing fees using the effective interest rate method over the terms of the Senior PIK Notes. The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to holders of Yankee Investments’ Class B and Class C common units.

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

The indentures governing Yankee Candle's notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing Yankee Candle’s notes; (ii) Yankee Candle would have a fixed charge coverage ratio of at least 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other “restricted payments” (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum of (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle’s most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity.

In addition to the capacity described above, Yankee Candle has a “basket” of $35 million under the indentures from which it may make dividends in amount not to exceed $35 million (since the date of the issuance of Yankee Candle’s notes), so long there is no default or event of default under the indentures.

As of January 1, 2011, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $138 million. During the thirty-nine weeks ended October 1, 2011 Holding Corp. made a dividend of $19.2 million to YCC Holdings to fund interest payments and transactional costs for the Senior PIK notes, which decreased the amount available for future dividends.

Yankee Candle’s Credit Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 1, 2011, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to Consolidated Adjusted EBITDA ratio of no more than 3.25 to 1.00. The consolidated total secured debt to Consolidated Adjusted EBITDA ratio will step down to no more than 2.75 to 1.00 for the fourth quarter ending December 31, 2011. As of October 1, 2011, Yankee Candle’s actual secured leverage ratio was 2.65 to 1.00, as defined. As of October 1, 2011, total secured debt (including the Company’s capital lease obligations of $3.2 million) was approximately $504.1 million (net of $4.3 million in cash). Under Yankee Candle’s Credit Facility, Consolidated Adjusted EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of the Company’s Consolidated Adjusted EBITDA, as calculated under Yankee Candle’s Credit Facility, to EBITDA and net income for the four quarters ended October 1, 2011 (in thousands):

Net income	$51,503
Income tax expense	28,891
Interest expense, net (excluding amortization of deferred financing fees)	61,050
Depreciation and amortization	41,933

EBITDA	183,377
Equity-based compensation expense	3,979
Fees paid pursuant to management agreement	1,500
Other non-cash expenses	1,048

Consolidated Adjusted EBITDA under the Credit Facility	$189,904

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

Cash Flows and Funding of our Operations

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of October 1, 2011, was $4.3 million compared to $12.7 million as of January 1, 2011. Cash used in operating activities for YCC Holdings for the thirty-nine weeks ended October 1, 2011 was $107.2 million as compared to cash used in operations of $48.5 million for the thirty-nine weeks ended October 2, 2010. Cash used in operating activities during the thirty-nine weeks ended October 1, 2011 includes total payments of $19.8 million for taxes primarily related to fiscal 2010 and cash paid for interest of $78.1 million. Cash used in operating activities during the thirty-nine weeks ended October 2, 2010 includes total payments of $1.3 million for taxes primarily related to fiscal 2009 and cash paid for interest of $65.3 million. Cash used for inventory for the thirty-nine weeks ended October 1, 2011 was $63.0 million compared to $40.6 million for the thirty-nine weeks ended October 2, 2010. The increase primarily relates to higher inventory levels to protect against rising raw material costs. Cash used in operating activities for Holding Corp. for the thirty-nine weeks ended October 1, 2011 was $90.2 million. The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to interest paid on the Senior PIK Notes.

Net cash used in investing activities was $17.2 million and $13.4 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 respectively and was used for the purchase of property and equipment, primarily related to new stores, store renovations and supply chain initiatives.

Net cash provided by financing activities for YCC Holdings and Holding Corp. for the thirty-nine weeks ended October 1, 2011, was $116.0 million and $99.0 million, respectively, of which $117.0 million is related to net borrowings under Yankee Candle’s Revolving Facility. Net cash provided by financing activities was $54.7 million for the thirty-nine weeks ended October 2, 2010, of which $55.8 million was related to net borrowings under Yankee Candle’s Revolving Facility. In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million.   Issuance costs related to the Senior PIK Notes were $9.7 million, of which $7.8 million were paid for by YCC Holdings and $1.9 million were paid for by Holding Corp.  The net proceeds were used make a payment of $300.8 million to Yankee Investments which in turn made payments of $297.8 million to holders of Yankee Investments’ Class A common units and payments of $3.0 million to holders of Yankee Investments’ Class B and Class C common units. The difference in cash provided by financing activities between YCC Holdings and Holding Corp. for the thirty-nine weeks ended October 1, 2011 is primarily driven by $19.2 million in dividends paid to YCC Holdings to fund interest payments and transactional costs for the Senior PIK notes.  The fluctuation in financing activities year over year relates to increased borrowings in the second and third quarter of fiscal 2011 primarily related to the payment of income taxes and inventory build.

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under Yankee Candle’s Credit Facility and the indentures governing Yankee Cande’s senior notes and senior subordinated notes, to generate the funds necessary to meet its outstanding debt service obligations. Holding Corp. funds its operations through a combination of internally generated cash from operations and from borrowings under Yankee Candle’s Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under Yankee Candle’s Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2011 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under Yankee Candle’s Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of Yankee Candle’s Credit Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings during the latter part of the third quarter. In fiscal 2010 the Companies’ peak borrowing was $76.0 million as compared to a peak borrowing during the third quarter of fiscal 2011 of $137.0 million. We review and forecast our cash flow on a daily basis for the current year and on a quarterly basis for the upcoming year to ensure we have adequate liquidity to fund our business. We believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements, fund our capital expenditures and be in compliance with our covenants under Yankee Candle’s Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At October 1, 2011, Yankee Candle had $505.1 million of floating rate debt and $513.0 million of fixed rate debt. At October 1, 2011, YCC Holdings had an additional $315 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $505.1 million outstanding under Yankee Candle’s Credit Facility bears interest at variable rates. All borrowings under Yankee Candle’s Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of October 1, 2011, the weighted average combined interest rate on Yankee Candle’s Term Facility and Revolving Facility was 2.1%. Yankee Candle’s Credit Facility is intended to fund operating needs. Because Yankee Candle’s Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle’s Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted a portion of  its Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of October 1, 2011, the aggregate notional value of the swaps was $320.7 million, or 82.6% of Yankee Candle’s Term Facility, resulting in a blended fixed rate of 3.49%. Based on Yankee Candle’s outstanding floating rate debt and the notional amount of our interest rate swaps, as of October 1, 2011, a 1.0% increase or decrease in current market interest rates would have the effect of causing an approximately $1.8 million additional annual pre–tax charge or benefit to our results of operations.

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

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC’s management, with the participation of its chief executive officer and treasurer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2011, YCC Holdings LLC’s chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC’s internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2011, Yankee Holding Corp.’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in  Yankee Holding Corp.’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.’s internal control over financial reporting.

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

Our substantial level of indebtedness could adversely affect our financial condition and operations.

We have a substantial amount of debt.  At October 1, 2011, YCC Holdings and its subsidiaries had $1,327.4 million of total debt indebtedness, including $505.1 million of secured debt.

Our substantial level of indebtedness could have important consequences to you.  For example, it could:

•	make it more difficult for us to satisfy our obligations;
•	increase our vulnerability to adverse economic and industry conditions;
•	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest on the debt under the Credit Facility is imposed at variable rates;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under Yankee Candle’s Credit Facility), thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to the Issuers, by dividend, debt repayment or otherwise to enable us to make payments on the Senior PIK Notes;

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•	limit our ability to refinance indebtedness or increase the associated costs;
•	require us to sell assets to reduce debt or influence our decision about whether to do so;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business; and

•
place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

If we do not generate sufficient cash flows, we may be unable to service all of our indebtedness.

To service our and our subsidiaries' indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

If our subsidiaries' cash flow and capital resources are insufficient to fund our and our subsidiaries' debt service obligations and to repay amounts outstanding under the Revolving Facility when it matures in 2013, the Term Facility when it matures in 2014 and Yankee Candle's senior notes and senior subordinated notes when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations and Yankee Candle's ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, Yankee Candle’s Credit Facility is secured by a lien on substantially all of Yankee Candle's and its subsidiaries’ assets, and any successor credit facility is likely to be secured on a similar basis. As such, our ability to refinance the Senior PIK Notes, seek additional financing or Yankee Candle’s ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes could be impaired as a result of such security interest and the agreements governing such security interests.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations, as well as on Yankee Candle's ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to satisfy its obligations on the Senior PIK Notes.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would materially disrupt our operations.

Approximately 74% and 75.1%  of our gross sales for the thirteen and thirty-nine weeks ended October 1, 2011 were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. The closing or disruption of oil refineries could significantly limit our ability to source wax and negatively impact our operations. While we experienced no supply issues in 2010 or for the thirty-nine weeks ended October 1, 2011, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

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

Restrictive covenants in the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle’s senior notes and senior subordinated notes and Yankee Candle’s Credit Facility could restrict our operating flexibility.

The indenture governing the Senior PIK Notes currently contains covenants that limit YCC Holdings’ and its subsidiaries’ ability to take certain actions and the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Credit Facility currently contain covenants that limit Holding Corp.’s and its restricted subsidiaries' ability to take certain actions. These restrictions and restrictions in YCC Holdings’ or Yankee Candle's future indebtedness may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture governing the Senior PIK Notes currently contains covenants that limit Holding Corp.’s and its subsidiaries’ ability to, and the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Credit Facility currently contain covenants that limit Yankee Candle's and its restricted subsidiaries' ability to:

•	incur additional indebtedness or issue preferred stock;
•	pay dividends, redeem stock or make other distributions, including distributions to YCC Holdings and Yankee Finance to make payments in respect of their indebtedness, including the Senior PIK Notes;
•	make other restricted payments or investments;
•	create liens on assets;
•	create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;
•	transfer or sell assets;
•	engage in mergers or consolidations;
•	engage in certain transactions with affiliates; and
•	designate subsidiaries as unrestricted subsidiaries.

Yankee Candle’s Credit Facility restricts, among other things and subject to certain exceptions, Yankee Candle's ability to:

•	incur additional indebtedness;
•	pay dividends or other payments on capital stock;
•	guarantee other obligations;
•	grant liens on assets;
•	make loans, acquisitions or other investments;
•	dispose of assets;
•	make optional payments or modify certain debt instruments;
•	engage in transactions with affiliates;
•	amend organizations documents;
•	engage in mergers or consolidations;
•	enter into sale and leaseback transactions;
•	enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends;
•	make acquisitions;
•	change the nature of the business conducted by Yankee and its subsidiaries;
•	change our fiscal quarter and fiscal year; and
•	designate our subsidiaries as unrestricted subsidiaries.

In addition, Yankee Candle’s Credit Facility requires Yankee Candle to maintain specified financial ratios and satisfy other financial conditions, including a “consolidated total secured leverage ratio” and a “consolidated net interest coverage ratio” (each as defined in the credit agreement governing Yankee Candle’s Credit Facility).

Our ability to comply with the covenants and restrictions contained in the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Credit Facility may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Credit Facility that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, Yankee Candle may be unable to make borrowings under its Credit Facility, may not be able to repay the amounts due under Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Credit Facility and may not be able make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to make payments on the Senior PIK Notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

YCC Holdings and Holding Corp. have no independent operations or assets. Their ability to repay their debt is dependent on cash flow generated by Yankee Candle and its subsidiaries. Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us.

YCC Holdings has no assets other than the stock of Yankee Finance, which has no assets, and the stock of Holding Corp., which has no assets other than the stock of Yankee Candle. Furthermore, YCC Holdings and Holding Corp. conduct no operations. Accordingly, repayment of their indebtedness is dependent, to a significant extent, on the generation of cash flow by Yankee Candle and its subsidiaries and their ability to make such cash available to YCC Holdings and Holding Corp., by dividend, debt repayment or otherwise. Yankee Candle and its subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the notes or to make funds available for that purpose or other obligations in the form of loans, distributions or otherwise. Yankee Candle and its subsidiaries may not be able to, or may not be permitted to, make distributions to YCC Holdings and Holding Corp. in order to enable them to make payments in respect of their indebtedness. Yankee Candle’s Credit Facility and Yankee Candle's senior notes and senior subordinated notes significantly restrict the ability of Holding Corp. and its other subsidiaries to pay dividends or make distributions or any other payments with respect to the Senior PIK Notes. In addition, under certain circumstances, legal restrictions may limit the YCC Holdings’ and Holding Corp.’s ability to obtain cash from Yankee Candle. Under the Delaware General Corporation Law (the "DGCL"), Holding Corp.’s subsidiaries may only make dividends (i) out of their "surplus" as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can otherwise be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.

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

The interests of our controlling stockholders may differ from the interests of the noteholders.

Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) indirectly own substantially all of our common stock. As a result, Madison Dearborn exercises a controlling influence over matters requiring stockholder approval and our policies and affairs. The interests of Madison Dearborn may conflict with those of noteholders. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds to the detriment of our financial condition and affect our ability to make payments on outstanding notes. In addition, these funds have the power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Finally, the indenture governing the Senior PIK notes and Yankee Candle’s notes currently permit us to pay advisory fees and dividends or make other restricted payments under certain circumstances, and Madison Dearborn may have an interest in our doing so.

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

At October 1, 2011, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $272.5 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Accounting Standards Codification (the “ASC”) Topic 350 “Intangibles – Goodwill and Other,” and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.

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

Sales from our international operations were $27.7 million and $68.8 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively, and were primarily generated in Europe. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

•	withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;

•	the inability to obtain, maintain or enforce intellectual property rights in other jurisdictions, at a reasonable cost or at all;

•	difficulty with staffing and managing widespread operations;

•
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries; and

•	our establishing ourselves and becoming tax resident in foreign jurisdictions.

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

•
changes in the general economic conditions in the United States including, but not limited to, consumer debt levels, financial market performance, interest rates, consumer sentiment, inflation, commodity prices, unemployment and other factors that impact consumer confidence and spending;

•	changes in levels of competition from our current competitors and potential new competition from both retail stores and alternative methods or channels of distribution;

•	loss of a significant vendor or prolonged disruption of product supply;

•
the successful introduction of new products and technologies in our product categories, including the frequency of such introductions, the level of consumer acceptance of new products and technologies, and their impact on demand for existing products and technologies;

•	the impact of changes in pricing and profit margins associated with our sourced products or raw materials;

•	changes in income tax laws or regulations, or in interpretations of existing income tax laws or regulations;

•	adverse outcomes from significant litigation matters;

•
changes in the interpretation or enforcement of laws and regulations regarding our business or the sale of our products, or the ingredients contained in our products; or the imposition of new or additional restrictions or regulations regarding the same;

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	an outbreak of certain public health issues, including contagious diseases;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 11, 2011

31.2	YCC Holdings Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 11, 2011

31.3	Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 11, 2011

31.4	Holding Corp. Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 11, 2011

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 11, 2011

32.2	YCC Holdings Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 11, 2011

32.3	Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 11, 2011

32.4	Holding Corp. Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 11, 2011

101	Interactive Data Files

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: November 11, 2011	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: November 11, 2011	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Treasurer (Principal Financial and Accounting Officer)