Form 10-Q
period 2012-03-31
YCC Holdings LLC; Yankee Holding Corp.
filed 2012-05-11
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

YCC Holdings LLC and Yankee Holding Corp. are voluntary filers of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934, and they will have filed all reports which would have been required of them during the past 12 months had they been subject to such provisions.

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

As of May 4, 2012, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$5,683	$50,833
Accounts receivable, net	54,681	57,013
Inventory	84,453	75,563
Prepaid expenses and other current assets	20,586	4,924
Deferred tax assets	8,758	8,724

TOTAL CURRENT ASSETS	174,161	197,057

PROPERTY AND EQUIPMENT, NET	121,863	118,402
MARKETABLE SECURITIES	2,132	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,284	269,405
DEFERRED FINANCING COSTS	18,257	19,624
OTHER ASSETS	387	394

TOTAL ASSETS	$1,228,654	$1,250,122

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$17,563	$21,109
Accrued payroll	7,759	6,910
Accrued interest	9,943	29,485
Accrued income taxes	-	7,269
Accrued purchases of property and equipment	4,939	2,606
Current portion of long-term debt	-	12,042
Current portion of capital leases	1,375	975
Other accrued liabilities	32,333	38,689

TOTAL CURRENT LIABILITIES	73,912	119,085

DEFERRED TAX LIABILITIES	109,356	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	1,225,962	1,198,659
DEFERRED RENT	13,022	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	3,913	2,597
OTHER LONG-TERM LIABILITIES	4,601	3,980
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT
Common Units	121,975	122,038
Accumulated deficit	(321,981)	(313,009)
Accumulated other comprehensive loss	(2,106)	(3,184)

Total member's deficit	(202,112)	(194,155)

TOTAL LIABILITIES AND MEMBER'S DEFICIT	$1,228,654	$1,250,122

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2012	April 2, 2011
Sales	$155,067	$144,114
Cost of sales	71,277	64,863

Gross profit	83,790	79,251
Selling expenses	55,482	53,059
General and administrative expenses	16,946	18,794
Restructuring charges	655	-

Operating income	10,707	7,398
Interest expense	25,945	22,745
Other income	(1,092)	(1,875)

Loss from continuing operations before benefit from income taxes	(14,146)	(13,472)
Benefit from income taxes	(5,217)	(4,999)

Loss from continuing operations	(8,929)	(8,473)
Loss from discontinued operations, net of income taxes	(43)	(54)

Net loss	$(8,972)	$(8,527)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2012	April 2, 2011

Net loss	$(8,972)	$(8,527)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,078	469
Unrealized gain on interest rate swaps	-	712
Other comprehensive income, net of tax	1,078	1,181

Comprehensive loss	$(7,894)	$(7,346)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(in thousands, except units)
(Unaudited)

	Common Units		Class A		Class B		Class C		Total A, B and C			Total
	Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Accumulated Deficit	Accumulated Other Loss	Member's Deficit

BALANCE, JANUARY 1, 2011	-	$-	4,267,228	$416,956	333,466	$2,637	86,826	$292	$419,885	$(346,516)	$(3,361)	$70,008
Issuance of Class A common units	-	-	-	3	-	-	-	-	3	-	-	3
Repurchase of Class B and C common units	-	-	-	-	(21,423)	(47)	(900)	(39)	(86)	-	-	(86)
Conversion of Class A, B and C common units to Common Units	1,000	419,888	(4,267,228)	(416,959)	(312,043)	(2,648)	(85,926)	(281)	(419,888)	-	-	-
Return of capital to Common Units	-	(297,825)	-	-	-	-	-	-	-	-	-	(297,825)
Equity-based compensation	-	108	-	-	-	58	-	28	86	-	-	194
Net loss	-	-	-	-	-	-	-	-	-	(8,527)	-	(8,527)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	1,181	1,181

BALANCE, APRIL 2, 2011	1,000	$122,171	-	$-	-	$-	-	$-	$-	$(355,043)	$(2,180)	$(235,052)

BALANCE, DECEMBER 31, 2011	1,000	$122,038	-	$-	-	$-	-	$-	$-	$(313,009)	$(3,184)	$(194,155)
Issuance of Common Units	-	12	-	-	-	-	-	-	-	-	-	12
Repurchase of Common Units	-	(279)	-	-	-	-	-	-	-	-	-	(279)
Equity-based compensation	-	204	-	-	-	-	-	-	-	-	-	204
Net loss	-	-	-	-	-	-	-	-	-	(8,972)	-	(8,972)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	1,078	1,078

BALANCE, MARCH 31, 2012	1,000	$121,975	-	$-	-	$-	-	$-	$-	$(321,981)	$(2,106)	$(202,112)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,972)	$(8,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(1,558)	(1,408)
Depreciation and amortization	9,275	10,586
Unrealized gain on marketable securities	(151)	(57)
Equity-based compensation expense	204	194
Deferred taxes	1,917	1,245
Loss on disposal and impairment of property and equipment	47	69
Changes in assets and liabilities:
Accounts receivable	2,894	(1,200)
Inventory	(8,372)	(17,248)
Prepaid expenses and other assets	(8,614)	(1,653)
Accounts payable	(3,627)	(1,233)
Income taxes	(14,336)	(25,461)
Accrued expenses and other liabilities	(22,862)	(18,784)
NET CASH USED IN OPERATING ACTIVITIES	(54,155)	(63,477)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(5,467)	(4,124)

NET CASH USED IN INVESTING ACTIVITIES	(5,467)	(4,124)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	58,000
Borrowings under Senior PIK Notes	-	308,700
Financing costs	-	(9,742)
Return of capital	-	(297,825)
Proceeds from issuance of Class A and C common units	-	3
Proceeds from issuance of Common Units	12	-
Repurchase of Class A, B and C common units	-	(86)
Repurchase of Common Units	(279)	-
Principal payments on capital lease obligations	(338)	(165)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,395	58,885

EFFECT OF EXCHANGE RATE CHANGES ON CASH	77	46

NET DECREASE IN CASH	(45,150)	(8,670)
CASH, BEGINNING OF PERIOD	50,833	12,713

CASH, END OF PERIOD	$5,683	$4,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,768	$28,168

Income taxes	$7,193	$19,188

Net change in accrued purchases of property and equipment	$(2,333)	$(531)

Capital lease obligations related to equipment purchase	$2,055	$22

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$5,683	$50,833
Accounts receivable, net	54,681	57,013
Inventory	84,453	75,563
Prepaid expenses and other current assets	20,586	4,924
Deferred tax assets	8,758	8,724

TOTAL CURRENT ASSETS	174,161	197,057

PROPERTY AND EQUIPMENT, NET	121,863	118,402
MARKETABLE SECURITIES	2,132	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,284	269,405
DEFERRED FINANCING COSTS	10,054	11,006
OTHER ASSETS	387	394

TOTAL ASSETS	$1,220,451	$1,241,504

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,563	$21,109
Accrued payroll	7,759	6,910
Accrued interest	5,951	17,377
Accrued income taxes	-	7,269
Accrued purchases of property and equipment	4,939	2,606
Current portion of long-term debt	-	12,042
Current portion of capital leases	1,375	975
Other accrued liabilities	32,333	38,689

TOTAL CURRENT LIABILITIES	69,920	106,977

DEFERRED TAX LIABILITIES	109,356	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	916,125	889,083
DEFERRED RENT	13,022	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	3,913	2,597
OTHER LONG-TERM LIABILITIES	4,601	3,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at March 31, 2012 and December 31, 2011	417,132	417,411
Additional paid-in capital	21,230	17,718
Treasury stock: at cost, 2,019 shares at March 31, 2012 and December 31, 2011	(1,809)	(1,809)
Accumulated deficit	(330,933)	(311,225)
Accumulated other comprehensive loss	(2,106)	(3,184)

Total stockholder's equity	103,514	118,911

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,220,451	$1,241,504

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2012	April 2, 2011
Sales	$155,067	$144,114
Cost of sales	71,277	64,863

Gross profit	83,790	79,251
Selling expenses	55,482	53,059
General and administrative expenses	16,902	18,594
Restructuring charges	655	-

Operating income	10,751	7,598
Interest expense	17,234	17,679
Other income	(1,092)	(1,875)

Loss from continuing operations before benefit from income taxes	(5,391)	(8,206)
Benefit from income taxes	(1,921)	(2,912)

Loss from continuing operations	(3,470)	(5,294)
Loss from discontinued operations, net of income taxes	(43)	(54)

Net loss	$(3,513)	$(5,348)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2012	April 2, 2011

Net loss	$(3,513)	$(5,348)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,078	469
Unrealized gain on interest rate swaps	-	712
Other comprehensive income, net of tax	1,078	1,181

Comprehensive loss	$(2,435)	$(4,167)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except treasury shares)
(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

BALANCE, JANUARY 1, 2011	500	$418,187	$3,421	1,958	$(1,723)	$(346,516)	$(3,361)	$70,008

Issuance of common stock	-	-	3	-	-	-	-	3
Repurchase of common stock	-	-	-	61	(86)	-	-	(86)
Equity-based compensation expense	-	-	194	-	-	-	-	194
Contributions by YCC Holdings LLC	-	-	5,087	-	-	-	-	5,087
Dividend to YCC Holdings LLC	-	-	-	-	-	(1,876)	-	(1,876)
Net loss	-	-	-	-	-	(5,348)	-	(5,348)
Other comprehensive income, net of tax	-	-	-	-	-	-	1,181	1,181

BALANCE, APRIL 2, 2011	500	$418,187	$8,705	2,019	$(1,809)	$(353,740)	$(2,180)	$69,163

BALANCE, DECEMBER 31, 2011	500	$417,411	$17,718	2,019	$(1,809)	$(311,225)	$(3,184)	$118,911

Issuance of common stock	-	-	12	-	-	-	-	12
Repurchase of common stock	-	(279)	-	-	-	-	-	(279)
Equity-based compensation expense	-	-	204	-	-	-	-	204
Contributions by YCC Holdings LLC	-	-	3,296	-	-	-	-	3,296
Dividend to YCC Holdings LLC	-	-	-	-	-	(16,195)	-	(16,195)
Net loss	-	-	-	-	-	(3,513)	-	(3,513)
Other comprehensive income, net of tax	-	-	-	-	-	-	1,078	1,078

BALANCE, MARCH 31, 2012	500	$417,132	$21,230	2,019	$(1,809)	$(330,933)	$(2,106)	$103,514

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,513)	$(5,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(1,558)	(1,408)
Depreciation and amortization	8,599	10,239
Unrealized gain on marketable securities	(151)	(57)
Equity-based compensation expense	204	194
Deferred taxes	1,917	1,245
Loss on disposal and impairment of property and equipment	47	69
Changes in assets and liabilities:
Accounts receivable	2,894	(1,200)
Inventory	(8,372)	(17,248)
Prepaid expenses and other assets	(8,614)	(1,653)
Accounts payable	(3,627)	(1,233)
Income taxes	(11,040)	(23,374)
Accrued expenses and other liabilities	(14,746)	(23,694)

NET CASH USED IN OPERATING ACTIVITIES	(37,960)	(63,468)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(5,467)	(4,124)

NET CASH USED IN INVESTING ACTIVITIES	(5,467)	(4,124)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	58,000
Contributions by YCC Holdings LLC	-	3,000
Dividend to YCC Holdings LLC	(16,195)	(1,876)
Proceeds from issuance of common stock	12	3
Repurchase of common stock	(279)	(86)
Principal payments on capital lease obligations	(338)	(165)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,800)	58,876

EFFECT OF EXCHANGE RATE CHANGES ON CASH	77	46

NET DECREASE IN CASH	(45,150)	(8,670)
CASH, BEGINNING OF YEAR	50,833	12,713

CASH, END OF YEAR	$5,683	$4,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,623	$28,168

Income taxes	$7,193	$19,188

Net change in accrued purchases of property and equipment	$(2,333)	$(531)

Capital lease obligations related to equipment purchase	$2,055	$22
Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$3,296	$2,087

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
YANKEE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION, ORGANIZATION AND CURRENT EVENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.” together with YCC Holdings and its direct and indirect subsidiaries the “Companies”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements of YCC Holdings and Holding Corp. should be read in conjunction with the audited consolidated financial statements of YCC Holdings and Holding Corp. for the year ended December 31, 2011 included in the Companies Annual Report on Form 10-K.

Organization

YCC Holdings and Holding Corp. are holding companies with no direct operations. Their principal assets are the indirect equity interests in The Yankee Candle Company, Inc. (“Yankee Candle”), and all of their operations are conducted through Yankee Candle, the wholly owned operating subsidiary of Holding Corp. Holding Corp. is a wholly owned subsidiary of YCC Holdings. YCC Holdings is a wholly owned subsidiary of Yankee Candle Investments LLC (“Yankee Investments”), which is in turn a wholly owned subsidiary of Yankee Candle Group LLC (“Yankee Group”).  See the entity chart below:

2. RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures Relating To Comprehensive Income (Loss)

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) . This ASU defers the presentation of the reclassification adjustments in the income statement but does not defer the presentation of the reclassification adjustments in other comprehensive income. The Companies have presented the reclassification adjustments in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Loss herein in accordance with this ASU.

3. INVENTORY

The Companies value their inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$73,643	$64,195
Work-in-process	764	319
Raw materials and packaging	10,046	11,049

Total inventory	$84,453	$75,563

4. GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the thirteen weeks ended March 31, 2012 and April 2, 2011.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2012
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,783	(63,531)	252
Favorable lease agreements	5	2,330	(1,999)	331
Other	3	36	(35)	1

Total finite-lived intangible assets		66,149	(65,565)	584

Total intangible assets		$333,849	$(65,565)	$268,284

December 31, 2011
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,650	(62,324)	1,326
Favorable lease agreements	5	2,330	(1,952)	378
Other	3	36	(35)	1

Total finite-lived intangible assets		66,016	(64,311)	1,705

Total intangible assets		$333,716	$(64,311)	$269,405

Total amortization expense from finite–lived intangible assets was $1.3 million and $3.1 million for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.  These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

5. LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Holding Corp.
Senior secured revolving credit facility	$15,000	$-
Senior secured term loan facility	388,125	388,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000
Less current portion	-	(12,042)
Total Holding Corp.	916,125	889,083
Senior PIK notes due 2016, net of unamortized discount of $5,163 at March 31, 2012 and $5,424 at December 31, 2011	309,837	309,576
Total YCC Holdings	$1,225,962	$1,198,659

Senior Secured Credit Facility

As of March 31, 2012, Yankee Candle’s senior secured credit facility (the “Senior Secured Credit Facility”) consisted of a $650.0 million senior secured term loan facility (the “Term Facility”) with outstanding borrowings of $388.1 million, maturing on February 6, 2014 and a senior secured revolving credit facility (“Revolving Facility”) for $140.0 million, which expires on February 6, 2013. Amounts repaid under the Term Facility cannot be reborrowed. In April 2011, Yankee Candle entered into a Joinder Agreement to the Revolving Facility which provided a total of $15.0 million in new revolving loan commitments increasing Yankee Candle’s total revolving loan capacity under the Revolving Facility from $125.0 million to $140.0 million.  See Note 13 “Subsequent Events,” for a discussion of the refinancing of Yankee Candle’s Senior Secured Credit Facility.

All borrowings under Yankee Candle’s Senior Secured Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, Yankee Candle is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of March 31, 2012, the weighted average combined interest rate on the Term Facility and the Revolving Facility was 4.16%.

Yankee Candle's Senior Secured Credit Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 31, 2011 through the quarter ending December 31, 2013, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to Consolidated Adjusted EBITDA ratio of no more than 2.75 to 1.00. As of March 31, 2012, Yankee Candle's actual secured leverage ratio was 2.08 to 1.00, as defined. As of March 31, 2012, total secured debt (including Yankee Candle's capital lease obligations of $5.3 million and net of $5.7 million in cash) was approximately $402.7 million. Under Yankee Candle's Senior Secured Credit Facility, Consolidated Adjusted EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As of March 31, 2012, Yankee Candle had outstanding letters of credit of $2.1 million and $15.0 million outstanding under the Revolving Facility, leaving $122.9 million in availability under the Revolving Facility.

See Note 13, “Subsequent Events,” for a description of the refinancing of the Senior Secured Credit Facility.

Senior Notes and Senior Subordinated Notes

Yankee Candle's senior notes due 2015 (the “Senior Notes”) bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15. Yankee Candle’s senior subordinated notes due 2017 (the “Senior Subordinated Notes”) bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The Senior Notes mature on February 15, 2015 and the Senior Subordinated Notes mature on February 15, 2017. In April 2012, $315.0 million of the Senior Notes were redeemed in connection with the refinancing of the Senior Secured Credit Facility. See Note 13, “Subsequent Events,” for a complete description.

The indentures governing the senior notes and Senior Subordinated Notes restrict the ability of Holding Corp., Yankee Candle and most or all of Yankee Candle’s subsidiaries to: incur additional debt; pay dividends or make other distributions on the Company's capital stock or repurchase capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

Obligations under the Senior Notes are guaranteed on an unsecured senior basis and obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, by Holding Corp. and Yankee Candle's existing and future domestic subsidiaries. If Yankee Candle cannot make any payment on either or both series of notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indentures governing these notes, Yankee Candle must offer to repurchase all or a portion of such notes at 101% of the principal amount of the such notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

Senior PIK Notes - YCC Holdings

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

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings.   Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at March 31, 2012 by Yankee Candle’s Senior Secured Credit Facility and the indentures governing the senior notes and senior subordinated notes.  See Note 13 “Subsequent Events,” for a discussion of the refinancing of Yankee Candle’s Senior Secured Credit Facility.

As of March 31, 2012, the ability of Yankee Candle to make dividends to Yankee Holdings was limited under the Senior Secured Credit Facility based upon available excess cash flow defined as the aggregate cumulative amount of excess cash flow for all fiscal years subsequent to the date of the credit agreement (February 2007) that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated total leverage ratio (as defined in the Senior Secured Credit Facility) is greater than 4.0 to 1.0 and not greater than 5.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated total leverage ratio is not greater than 4.0 to 1.0.

For the fifty-two weeks ended December 31, 2011, Yankee Candle’s required excess cash flow payment was $12.0 million. This amount was classified as short-term debt on the accompanying condensed consolidated balance sheet at December 31, 2011.  As of March 31, 2012, the $12.0 million was classified as long-term debt since the amount was refinanced on a long term basis in April 2012. See Note 13, “Subsequent Events,” for additional details related to the Company’s April 2012 refinancing.

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

As of December 31, 2011, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $153.0 million. During the thirteen weeks ended March 31, 2012 Holding Corp. paid a dividend of $16.2 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.

Holding Corp.’s income tax receivable reflects the tax benefit of the related interest expense as a result of YCC Holdings’ issuance of the Senior PIK Notes.  As such, for the thirteen weeks ended March 31, 2012 Holding Corp. recorded a non cash contribution of $3.3 million from YCC Holdings. The $3.3 million contribution is shown as a contribution by YCC Holdings LLC in Holding Corp.’s consolidated statement of changes in stockholder’s equity and in Holding Corp.’s non-cash financing section of the consolidated statements of cash flows.

6. MEMBER’S DEFICIT, STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION

Class C Common Units - Performance Based

In March 2012, the Board of Managers approved the issuance of 13,650 Class C common units to Vice President’s and above.  These Class C common units are partially performance based and generally vest as follows, subject to the terms of the applicable agreements:  (i) 25% of the units granted shall vest on a daily basis over five years, (ii) 25% of the units granted shall vest in the event that the Company’s Adjusted EBITDA performance in fiscal 2012 meets or exceeds a pre-approved target established by the Compensation Committee of the Board of Managers (the “2012 units”) and (iii) 50% of the units granted shall vest following the end of any fiscal year during which the Company attains an additional Adjusted EBITDA target established by the Compensation Committee of the Board of Managers.  In the event the Company fails to achieve the 2012 Adjusted EBITDA target referenced in clause (ii) above, such 2012 units remain eligible for vesting under clause (iii) above in the event the Company subsequently achieves the applicable Adjusted EBITDA target.

A summary of Class A, B and C nonvested units for Yankee Group as of March 31, 2012 and YCC Holdings as of April 2, 2011, and the activity for the thirteen weeks ended March 31, 2012 and April 2, 2011 is presented below (there are no units remaining in Yankee Investments):

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 31, 2011	-	-	4,577	$9.39	54,614	$24.99
Granted	125	-	-		31,759	$29.26
Forfeited	-	-	(13)	$9.39	(220)	$36.33
Vested	(125)	-	(4,555)	$9.39	(6,798)	$23.71

Nonvested stock at March 31, 2012	-	-	9	$9.39	79,355	$26.85

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 1, 2011	-	-	73,293	$9.39	62,747	$23.16
Forfeited	-	-	(20,858)	$9.39	-	-
Vested	-	-	(11,831)	$9.39	(4,232)	$19.94

Nonvested stock at April 2, 2011	-	-	40,604	$9.39	58,515	$23.39

During the thirteen weeks ended March 31, 2012, 9 Class A common units, 4,322 vested Class B common units and 711 vested Class C common units were repurchased for $0.3 million. During the thirteen weeks ended April 2, 2011, 565 vested Class B common units and 900 vested Class C common units were repurchased for $0.1 million. Yankee Group anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during thirteen weeks ended March 31, 2012 and April 2, 2011 was $0.2 million. Equity-based compensation expense for the thirteen weeks ended March 31, 2012 and April 2, 2011 was $0.2 million and $3.3 million, respectively. Included in the $3.3 million of equity-based compensation for the thirteen weeks ended April 2, 2011 was the $3.0 million payment to the holders of Class B common units and Class C common units. The $3.0 million payment was recorded as additional paid in capital and is shown as a contribution by YCC Holdings LLC in Holding Corp.’s condensed consolidated statement of changes in stockholder’s equity and in Holding Corp.’s condensed consolidated statements of cash flows.

As of March 31, 2012, there was approximately $1.7 million of total unrecognized compensation cost related to Yankee Group’s Class B and Class C common unit equity awards and there was no unrecognized expense related to Yankee Group’s Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (April 2012 to February 2017).

Presented below is a summary of assumptions for the thirteen weeks ended March 31, 2012. During the thirteen weeks ended March 31, 2012, there were 31,759 Class C grants and no Class B grants. There were no Class C or Class B grants during the thirteen weeks ended April 2, 2011.

Assumptions	Thirteen Weeks Ended March 31, 2012 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$29.3
Weighted average volatility	75.9%
Weighted average expected term (in years)	5.0
Dividend yield	-
Weighted average risk-free interest rate	0.8%

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

7. RESTRUCTURING CHARGES

During the thirteen weeks ended March 31, 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. As a result of these changes the Company incurred restructuring charges of $0.7 million during the thirteen weeks ended March 31, 2012.

The Company made restructuring related payments of $0.2 million and $0.1 million during the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.  As of March 31, 2012, the balance of $1.4 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.6 million as a result of the first quarter of 2012 organization changes detailed above, and (ii) discontinued operations of $0.8 million primarily related to lease agreements for one Illuminations retail store and a lease related the former Illuminations corporate headquarters in Petaluma, California.  The lease for the Illuminations retail store expires in January 2017 and the lease for the property in Petaluma California expires in March 2013. These leases will be paid through the lease termination date unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen weeks ended March 31, 2012 and April 2, 2011 (in thousands):

		Thirteen Weeks Ended March 31, 2012
	Accrued as of		Costs	Non-Cash	Accrued as of
	December 31, 2011	Expense	Paid	Charges	March 31, 2012
Continuing Operations
Employee related	$-	$655	$(95)	$-	$560
Total Continuing Operations	-	655	(95)	-	560
Discontinued Operations
Occupancy related	866	-	(72)	-	794
Total Discontinued Operations	866	-	(72)	-	794
Total Restructuring Charges	$866	$655	$(167)	$-	$1,354

		Thirteen Weeks Ended April 2, 2011
	Accrued as of		Costs	Non-Cash	Accrued as of
	January 1, 2011	Expense	Paid	Charges	April 2, 2011
Continuing Operations
Employee related	$57	$-	$(57)	$-	$-
Total Continuing Operations	57	-	(57)	-	-
Discontinued Operations
Occupancy related	1,023	-	(43)	-	980
Total Discontinued Operations	1,023	-	(43)	-	980
Total Restructuring Charges	$1,080	$-	$(100)	$-	$980

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Companies follow the guidance under ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments. The guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder’s equity or member’s deficit as accumulated other comprehensive income (loss) (“OCI”) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility.  Yankee Candle’s interest rate swaps are not designated as cash flow hedges and the swaps are measured at fair value with changes in fair value recognized as other (income) expense.

The fair values of the Companies’ derivative instruments as of March 31, 2012 and December 31, 2011, were as follows (in thousands):

	Fair Value of Derivative Instruments
	Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$7,851	$9,409

Total Derivative Liabilities		$7,851	$9,409

The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen weeks ended March 31, 2012 and April 2, 2011, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain Recognized on Derivatives	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(1,559)	$(1,407)

Total		$(1,559)	$(1,407)

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
Cash Flow Hedges
Interest rate swap agreements	Other expense	$-	$1,169

Total		$-	$1,169

9. FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$2,132	$-	$-	$2,132

Total Assets	$2,132	$-	$-	$2,132

Liabilities
Interest rate swap agreements	$-	$7,851		$7,851

Total Liabilities	$-	$7,851	$-	$7,851

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,670	$-	$-	$1,670

Total Assets	$1,670	$-	$-	$1,670

Liabilities
Interest rate swap agreements	$-	$9,409	$-	$9,409

Total Liabilities	$-	$9,409	$-	$9,409

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

Financial Instruments Not Measured at Fair Value

The Companies’ long-term debt is recorded at historical amounts. The Companies determine the fair value of their long-term debt based on current quoted market prices (Level 1 in the fair value hierarchy). The following table represents the carrying value and fair value of Yankee Candle’s senior notes, senior subordinated notes and Term Facility and YCC Holdings’ Senior PIK Notes as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
Holding Corp.:	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$388,125
Senior notes due 2015	325,000	333,125
Senior subordinated notes due 2017	188,000	194,815
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $5,163	309,837	319,725

	December 31, 2011
Holding Corp.:	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$381,605
Senior notes due 2015	325,000	327,031
Senior subordinated notes due 2017	188,000	182,125
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $5,424	309,576	274,444

10. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Companies have segmented their operations in a manner that reflects how their chief operating decision–maker (the “CEO”) currently reviews the results of the Companies and their subsidiaries’ businesses. The CEO evaluates its retail, wholesale, and international operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations and other costs not allocated to specific operating segments. The Companies do not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen weeks ended March 31, 2012 and April 2, 2011 (in thousands):

YCC Holdings
Thirteen Weeks March 31, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$80,968	$50,172	$23,927	$-	$155,067
Gross profit	51,056	23,177	10,089	(532)	83,790
Selling expenses	44,775	3,016	6,132	1,559	55,482
Operating income	6,281	20,161	3,957	(19,692)	10,707
Interest and other expense, net	-	-	-	(24,853)	(24,853)

Loss from continuing operations before benefit from income taxes					$(14,146)

Thirteen Weeks April 2, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$74,777	$47,449	$21,888	$-	$144,114
Gross profit	47,351	22,688	9,318	(106)	79,251
Selling expenses	41,143	3,208	5,233	3,475	53,059
Operating income	6,208	19,480	4,085	(22,375)	7,398
Interest and other expense, net	-	-	-	(20,870)	(20,870)

Loss from continuing operations before benefit from income taxes					$(13,472)

Holding Corp.
Thirteen Weeks March 31, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$80,968	$50,172	$23,927	$-	$155,067
Gross profit	51,056	23,177	10,089	(532)	83,790
Selling expenses	44,775	3,016	6,132	1,559	55,482
Operating income	6,281	20,161	3,957	(19,648)	10,751
Interest and other expense, net	-	-	-	(16,142)	(16,142)

Loss from continuing operations before benefit from income taxes					$(5,391)

Thirteen Weeks April 2, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$74,777	$47,449	$21,888	$-	$144,114
Gross profit	47,351	22,688	9,318	(106)	79,251
Selling expenses	41,143	3,208	5,233	3,475	53,059
Operating income	6,208	19,480	4,085	(22,175)	7,598
Interest and other expense, net	-	-	-	(15,804)	(15,804)

Loss from continuing operations before benefit from income taxes					$(8,206)

Sales by geographic location are based on the location of the customer. The following tables set forth sales by geographic location:

	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended April 2, 2011
United States	$130,144	$121,701
United Kingdom	15,169	14,983
Other foreign countries	9,754	7,430
	$155,067	$144,114

Long lived assets of the Companies’ foreign operations were approximately $5.5 million and $3.9 million as of March 31, 2012 and December 31, 2011, respectively.

11. COMMITMENTS AND CONTINGENCIES

The Companies are engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Companies’ financial condition, results of operations or cash flows.

12. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES UNDER YANKEE CANDLE’S SENIOR NOTES AND SENIOR SUBORDINATED NOTES

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$1,368	$1,265	$3,050	$-	$5,683
Accounts receivable, net	-	37,842	23	16,816	-	54,681
Inventory	-	70,276	90	14,087	-	84,453
Prepaid expenses and other current assets	-	18,117	67	3,310	(908)	20,586
Deferred tax assets	-	8,556	35	167	-	8,758

TOTAL CURRENT ASSETS	-	136,159	1,480	37,430	(908)	174,161

PROPERTY AND EQUIPMENT, NET	-	116,283	97	5,483	-	121,863
MARKETABLE SECURITIES	-	2,132	-	-	-	2,132
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	268,133	-	151	-	268,284
DEFERRED FINANCING COSTS	-	10,054	-	-	-	10,054
OTHER ASSETS	-	368	-	19	-	387
INTERCOMPANY RECEIVABLES	-	29,881	21	-	(29,902)	-
INVESTMENT IN SUBSIDIARIES	103,514	4,273	-	-	(107,787)	-

TOTAL ASSETS	$103,514	$1,210,853	$1,598	$43,083	$(138,597)	$1,220,451

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$14,691	$16	$2,856	$-	$17,563
Accrued payroll	-	7,207	62	490	-	7,759
Accrued interest	-	5,951	-	-	-	5,951
Accrued income taxes	-	-	-	908	(908)	-
Accrued purchases of property and equipment	-	4,840	-	99	-	4,939
Current portion of capital leases	-	1,081	-	294	-	1,375
Other accrued liabilities	-	27,896	1,291	3,146	-	32,333

TOTAL CURRENT LIABILITIES	-	61,666	1,369	7,793	(908)	69,920

DEFERRED TAX LIABILITIES	-	109,356	-	-	-	109,356
LONG-TERM DEBT, NET OF CURRENT PORTION	-	916,125	-	-	-	916,125
DEFERRED RENT	-	12,906	-	116	-	13,022
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,685	-	1,228	-	3,913
OTHER LONG-TERM LIABILITIES	-	4,601	-	-	-	4,601
INTERCOMPANY PAYABLES	-	-	-	29,902	(29,902)	-
STOCKHOLDER'S EQUITY	103,514	103,514	229	4,044	(107,787)	103,514

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$103,514	$1,210,853	$1,598	$43,083	$(138,597)	$1,220,451

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 31, 2012

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$-	$146,358	$503	$23,570	$(15,364)	$155,067
Cost of sales	-	65,976	173	18,860	(13,732)	71,277

Gross profit	-	80,382	330	4,710	(1,632)	83,790
Selling expenses	-	48,481	474	6,587	(60)	55,482
General and administrative expenses	-	16,825	-	31	46	16,902
Restructuring charges	-	655	-	-	-	655

Operating income (loss)	-	14,421	(144)	(1,908)	(1,618)	10,751

Interest expense	-	17,216	-	18	-	17,234
Other (income) loss	-	1,087	-	(2,179)	-	(1,092)

(Loss) income before (benefit from) provision for income taxes	-	(3,882)	(144)	253	(1,618)	(5,391)

(Benefit from) provision for income taxes	-	(1,357)	(50)	63	(577)	(1,921)

(Loss) income from continuing operations	-	(2,525)	(94)	190	(1,041)	(3,470)

Loss from discontinued operations, net of income taxes	-	(43)	-	-	-	(43)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(2,568)	(94)	190	(1,041)	(3,513)

Equity in losses (earnings) of subsidiaires, net of tax	3,513	(96)	-	-	(3,417)	-

Net (loss) income	$(3,513)	$(2,472)	$(94)	$190	$2,376	$(3,513)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended April 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$-	$135,115	$527	$21,325	$(12,853)	$144,114
Cost of sales	-	59,372	163	17,012	(11,684)	64,863

Gross profit	-	75,743	364	4,313	(1,169)	79,251
Selling expenses	-	47,492	485	5,142	(60)	53,059
General and administrative expenses	-	18,544	-	-	50	18,594

Operating income (loss)	-	9,707	(121)	(829)	(1,159)	7,598

Interest expense	-	17,679	-	-	-	17,679
Other income	-	(507)	-	(1,368)	-	(1,875)

(Loss) income before (benefit) provision for income taxes	-	(7,465)	(121)	539	(1,159)	(8,206)

(Benefit) provision for income taxes	-	(2,605)	(42)	147	(412)	(2,912)

(Loss) income from continuing operations	-	(4,860)	(79)	392	(747)	(5,294)

Loss from discontinued operations, net of income taxes	-	(54)	-	-	-	(54)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(4,914)	(79)	392	(747)	(5,348)

Equity in losses (earnings) of subsidiaires, net of tax	5,348	(313)	-	-	(5,035)	-

Net (loss) income	$(5,348)	$(4,601)	$(79)	$392	$4,288	$(5,348)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended March 31, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(3,513)	$(2,472)	$(94)	$190	$2,376	$(3,513)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	1,078	-	1,078
Other comprehensive income, net of tax	-	-	-	1,078	-	1,078

Comprehensive loss	$(3,513)	$(2,472)	$(94)	$1,268	$2,376	$(2,435)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended April 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(5,348)	$(4,601)	$(79)	$392	$4,288	$(5,348)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	469	-	469
Unrealized gain on interest rate swaps	-	712	-	-	-	712
Other comprehensive income, net of tax	-	712	-	469	-	1,181

Comprehensive loss	$(5,348)	$(3,889)	$(79)	$861	$4,288	$(4,167)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(3,513)	$(2,472)	$(94)	$190	$2,376	$(3,513)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized gain on derivative contracts	-	(1,558)	-	-	-	(1,558)
Depreciation and amortization	-	8,313	6	280	-	8,599
Unrealized gain on marketable securities	-	(151)	-	-	-	(151)
Equity-based compensation expense	-	204	-	-	-	204
Deferred taxes	-	1,980	5	(68)	-	1,917
Loss on disposal and impairment of property and equipment	-	47	-	-	-	47
Equity in losses (earnings) of subsidiaries	3,513	(96)	-	(1,041)	(2,376)	-
Changes in assets and liabilities:
Accounts receivable	-	(3,201)	56	6,039	-	2,894
Inventory	-	(6,565)	4	(1,811)	-	(8,372)
Prepaid expenses and other assets	-	(6,166)	2	(2,450)	-	(8,614)
Accounts payable	-	(3,568)	(88)	29	-	(3,627)
Income taxes	-	(11,406)	-	366	-	(11,040)
Accrued expenses and other liabilities	-	(14,300)	(528)	82	-	(14,746)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-	(38,939)	(637)	1,616	-	(37,960)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(5,045)	(29)	(393)	-	(5,467)
Intercompany payables/receivables	-	1,304	-	-	(1,304)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(3,741)	(29)	(393)	(1,304)	(5,467)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000	-	-	-	15,000
Dividend to YCC Holdings LLC	-	(16,195)	-	-	-	(16,195)
Proceeds from issuance of common stock	-	12	-	-	-	12
Repurchase of common stock	-	(279)	-	-	-	(279)
Principal payments on capital lease obligations	-	(267)	-	(71)	-	(338)
Intercompany payables/receivables	-	-	101	(1,405)	1,304	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(1,729)	101	(1,476)	1,304	(1,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	77	-	77

NET DECREASE IN CASH	-	(44,409)	(565)	(176)	-	(45,150)

CASH, BEGINNING OF PERIOD	-	45,777	1,830	3,226	-	50,833

CASH, END OF PERIOD	$-	$1,368	$1,265	$3,050	$-	$5,683

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended April 2, 2011
(in thousands)

`				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(5,348)	$(4,600)	$(79)	$392	$4,287	$(5,348)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	10,034	5	200	-	10,239
Gain on derivatives	-	(1,408)	-	-	-	(1,408)
Unrealized gain on marketable securities	-	(57)	-	-	-	(57)
Equity-based compensation expense	-	194	-	-	-	194
Deferred taxes	-	1,236	9	-	-	1,245
Loss on disposal of property and equipment	-	69	-	-	-	69
Equity in losses of subsidiaries	5,348	(313)	-	(748)	(4,287)	-
Changes in assets and liabilities:						-
Accounts receivable, net	-	(1,864)	130	534	-	(1,200)
Inventory	-	(15,058)	5	(2,195)	-	(17,248)
Prepaid expenses and other assets	-	(1,793)	(28)	168	-	(1,653)
Accounts payable	-	(2,467)	(16)	1,250	-	(1,233)
Income taxes payable	-	(23,559)	-	185	-	(23,374)
Accrued expenses and other current liabilities	-	(22,376)	(529)	(789)	-	(23,694)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-	(61,962)	(503)	(1,003)	-	(63,468)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,907)	(26)	(191)	-	(4,124)
Intercompany payables/receivables	-	324	-	-	(324)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(3,583)	(26)	(191)	(324)	(4,124)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings on credit facility	-	58,000	-	-	-	58,000
Contribution by YCC Holdings LLC	-	3,000	-	-	-	3,000
Dividends paid to YCC Holdings LLC	-	(1,876)	-	-	-	(1,876)
Proceeds from issuance of common stock	-	3	-	-	-	3
Repurchase of common stock	-	(86)	-	-	-	(86)
Principal payments on capital lease obligations	-	(165)	-	-	-	(165)
Intercompany payables/receivables	-	-	45	(369)	324	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	58,876	45	(369)	324	58,876

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	46	-	46

NET DECREASE IN CASH	-	(6,669)	(484)	(1,517)	-	(8,670)

CASH, BEGINNING OF PERIOD	-	8,702	1,868	2,143	-	12,713

CASH, END OF PERIOD	$-	$2,033	$1,384	$626	$-	$4,043

13. SUBSEQUENT EVENTS

New Term Loan Facility

On April 2, 2012, Yankee Candle entered into a Credit Agreement (the “New Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, Barclays Bank PLC (“Barclays”), as syndication agent, and BofA and Barclays, as joint lead arrangers and joint book runners.  Under the New Term Loan Facility, Yankee Candle borrowed $725.0 million. At closing, on April 2, 2012, a portion of the net proceeds from the New Term Loan Facility were used to (i) redeem $180.0 million of Yankee Candle’s Senior Notes, (ii) repay $403.1 million of outstanding debt on the Company’s existing Senior Secured Credit Facility (consisting of $388.1 million outstanding under the Term Facility and $15.0 outstanding under the Revolving Facility), and (iii) pay fees and expenses related to the foregoing. On April 13, 2012, the Company used the remaining net proceeds to redeem an additional $135.0 million of the Senior Notes. The New Term Loan Facility will mature on April 2, 2019; however, the maturity date of the New Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.

The New Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the New Term Loan Facility, with the balance payable at final maturity.  Interest is payable on the New Term Loan Facility at either (i)the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans.

The New Term Loan Facility requires Holding Corp. and its subsidiaries to maintain a maximum consolidated net total leverage ratio.  In addition, the New Term Loan Facility contains customary covenants and restrictions on Holding Corp. and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates and the ability to change the nature of its business or its fiscal year.  All obligations under the New Term Loan Facility are guaranteed by Holding Corp.’s and Yankee Candle’s domestic subsidiaries and secured by a lien on substantially all of the assets of Holding Corp. and its domestic subsidiaries.

Asset-Based Credit Facility

On April 2, 2012, Yankee Candle, together with certain of its foreign subsidiaries, also entered into a Credit Agreement (the “ABL Facility”) with BofA, as agent, the other lenders party thereto, Barclays, as syndication agent, U.S. Bank National Association and Wells Fargo Capital Finance LLC, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers and joint book runners.

The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and trade accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by Yankee Candle’s United Kingdom subsidiary.  Borrowings under the ABL Facility bear interest at a rate equal to either (i)LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0: 1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on receivables and inventory (the “ABL Loan Cap”) or (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.  In addition, the ABL Facility contains customary covenants and restrictions on Yankee Candle and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, enter into certain hedging agreements and enter into certain burdensome agreements.  All obligations under the ABL Facility are guaranteed by Yankee Candle’s  domestic subsidiaries and secured by a lien on substantially all of the assets of Yankee Candle and its domestic subsidiaries. Certain of the obligations under the ABL Facility are guaranteed by Yankee Candle’s foreign subsidiaries and are secured by a lien on substantially all of the assets of such foreign subsidiaries, which consist primarily of inventory and receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements for both YCC Holdings and Holding Corp. and their subsidiaries, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies as discussed in YCC Holdings’ and Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Except where otherwise indicated, this discussion relates to the consolidated financial statements for both YCC Holdings and Holding Corp. (together, the “Companies”).

OVERVIEW

General Business Information

We are the largest specialty branded premium scented candle company in the United States based on our annual sales. We sell our products in multiple channels of distribution across many countries. Our customer touchpoints include our own company-operated retail stores, our Consumer Direct business, our Fundraising business, and a global network of both national account and independent specialty gift customers and channels. We have a 42-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts. We offer a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, scented oils and coordinated candle related and home decor accessories. Additionally, we offer products such as the Yankee Candle Car Jars® auto air freshener product line, travel sprays and other products to fragrance cars and small spaces.

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

Retail Operations: We are the largest specialty retailer of premium scented candles in the U.S. Our retail operations include our retail stores, our Consumer Direct business, our Fundraising business, and Chandler's restaurant (located at our South Deerfield, Massachusetts flagship store). We operate 554 specialty retail stores under the Yankee Candle ® name as of March 31, 2012. Our retail stores, excluding our two flagship stores, average approximately 1,629 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Operations: We have an attractive and growing wholesale segment with a diverse customer base. As of March 31, 2012, we had approximately 28,500 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl’s and JC Penney, regional department stores, “premium mass” retailers such as Target and Meijer, home improvement retailers and selected club stores and other national accounts. We believe the Yankee Candle® brand name is the most recognized brand in the premium scented candle market. Our wholesale customers are also loyal, with approximately 79% of our U.S. wholesale accounts having been customers for more than five years. We believe that our ability to provide industry leading category management expertise to our wholesale customers regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences is a significant competitive advantage that we plan to continue to leverage.

International Operations: We sell our products in the United Kingdom and elsewhere in Europe primarily through international distributors and our wholly-owned subsidiary Yankee Candle (Europe), LTD (“YCE”), which has an international wholesale customer network of approximately 6,000 store locations and distributors covering 57 countries as of March 31, 2012. YCE sells our products through multiple channels, with the majority of its sales occurring in the United Kingdom and Ireland through independent gift stores, national accounts and also through its "store within a store" retail concessions business. YCE also sells directly to wholesale accounts in countries such as Germany, Italy and France, and to numerous other countries through distributors. We intend to continue to grow our business outside of North America by leveraging our wholesale distribution network and our existing distribution center in Bristol, England, and by further expanding our international business, including further geographic expansion in Asia, primarily in Japan, China and Korea and in Latin America.

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

	Thirteen		Thirteen
	Weeks Ended		Weeks Ended
	March 31, 2012		April 2, 2011
YCC Holdings LLC Statements of Operations Data:
Sales:
Retail	52.2%		51.9%
Wholesale	32.4		32.9
International	15.4		15.2
Total sales	100.0		100.0
Cost of sales	46.0		45.0
Gross profit	54.0		55.0
Selling expenses	35.8		36.8
General and administrative expenses	10.9		13.0
Restructuring charges	0.4		-
Operating income	6.9		5.2
Other expense, net	16.0		14.5
Loss from continuing operations before benefit from income taxes	(9.1)		(9.3)
Benefit from income taxes	(3.4)		(3.5)
Loss from continuing operations	(5.7)		(5.9)
Loss from discontinued operations, net of taxes	-		-
Net loss	(5.7	) %	(5.9	) %

	Thirteen		Thirteen
	Weeks Ended		Weeks Ended
	March 31, 2012		April 2, 2011
Yankee Holding Corp. Statements of Operations Data:
Sales:
Retail	52.2%		51.9%
Wholesale	32.4		32.9
International	15.4		15.2
Total sales	100.0		100.0
Cost of sales	46.0		45.0
Gross profit	54.0		55.0
Selling expenses	35.8		36.8
General and administrative expenses	10.9		12.9
Restructuring charges	0.4		-
Operating income	6.9		5.3
Other expense, net	10.4		11.0
Loss from continuing operations before benefit from income taxes	(3.5)		(5.7)
Benefit from income taxes	(1.2)		(2.0)
Loss from continuing operations	(2.3)		(3.7)
Loss from discontinued operations, net of taxes	-		-
Net loss	(2.3	) %	(3.7	) %

The results of operations discussion that follows for the thirteen weeks ended March 31, 2012 versus the thirteen weeks ended April 2, 2011 is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended March 31, 2012 versus the Thirteen weeks ended April 2, 2011

SALES

Sales increased 7.6% to $155.1 million for the thirteen weeks ended March 31, 2012 from $144.1 million for the thirteen weeks ended April 2, 2011.

Retail Sales

Retail sales increased 8.3% to $81.0 million for the thirteen weeks ended March 31, 2012, from $74.8 million for the thirteen weeks ended April 2, 2011.  The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2011 that have not yet entered the comparable store base (which in 2011 were open for less than a full year) of approximately $2.8 million, (ii) increased sales in our catalog and internet business (“Consumer Direct”) of approximately $2.0 million, (iii) an increase in sales from our Yankee Candle Fundraising division of approximately $1.7 million and (iv) the addition of 10 new Yankee Candle stores during 2012 which contributed $0.4 million, these increases were partially offset by decreased comparable store sales of approximately $0.7 million.

Comparable sales for our Retail business, including Consumer Direct, increased 1.8% for the thirteen weeks ended March 31, 2012 compared to the thirteen weeks ended April 2, 2011. Yankee Candle comparable store sales for the thirteen weeks ended March 31, 2012 decreased 1.2% compared to the thirteen weeks ended April 2, 2011. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The decrease in comparable store sales was driven by an increase in average ticket price of 4.9% offset by decreased traffic of 6.1%. There were 509 stores included in the Yankee Candle comparable store base as of March 31, 2012 as compared to 486 stores included in the Yankee Candle comparable store base as of April 2, 2011. There were 554 total retail stores open as of March 31, 2012, compared to 518 total retail stores open as of April 2, 2011.

Wholesale Sales

Wholesale sales increased 5.7% to $50.2 million for the thirteen weeks ended March 31, 2012 from $47.5 million for the thirteen weeks ended April 2, 2011.

The increase in wholesale sales was primarily due to (i) increased sales in our all other channel consisting of  various accounts outside of our premium mass and gift channels of approximately $2.5 million and (ii) increased sales to domestic premium mass and department store channels of approximately $1.2 million, partially offset by (i) decreased sales in our domestic gift store account channel of approximately $0.8 million coupled with (ii) decreased sales from co-packing and licensing activities of approximately $0.1 million.

International Sales

International sales increased 9.3% to $23.9 million for the thirteen weeks ended March 31, 2012 from $21.9 million for the thirteen weeks ended April 2, 2011.

The increase in international sales was primarily due to (i) increased sales in our retail concession channel of $1.1 million, (ii) increased sales in our export direct channel of $0.9 million and (iii) an increase in our international distributor channel of $0.6 million, partially offset by decreased sales in our United Kingdom wholesale business of $0.5 million coupled with a decrease of $0.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 5.7% to $83.8 million for the thirteen weeks ended March 31, 2012 from $79.3 million for the thirteen weeks ended April 2, 2011. As a percentage of sales, gross profit decreased to 54.0% for the thirteen weeks ended March 31, 2012 from 55.0% for the thirteen weeks ended April 2, 2011. Included in gross profit for the thirteen weeks ended March 31, 2012 and April 2, 2011 are purchase accounting costs of $0.5 million and $0.1 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 7.8% to $51.1 million for the thirteen weeks ended March 31, 2012 compared to $47.4 million for the thirteen weeks ended April 2, 2012.  The increase in gross profit dollars over the prior year quarter was primarily due to (i) price increases taken during the second quarter of 2011 and first quarter of 2012, which assuming no elasticity contributed $3.5 million, (ii) increased sales volume which increased gross profit by approximately $3.0 million, (iii) sales volume increases from our Yankee Candle fundraising division which contributed additional gross profit of approximately $0.7 million and (iv) decreased costs in our supply chain operations of approximately $0.5 million, offset by increased promotional and marketing activity of approximately $3.7 million, coupled with unfavorable product mix of approximately $0.3 million.

As a percentage of sales, retail gross profit decreased slightly to 63.1% for the thirteen weeks ended March 31, 2012 from 63.3% for the thirteen weeks ended April 2, 2011. The decrease in gross profit rate was primarily the result of (i) increased promotional activity which decreased gross profit by approximately 1.6%, (ii) unfavorable product mix of approximately 0.4% and (iii) decreased gross profit rate of our Yankee Candle fundraising division of 0.5%, offset by (i) price increases taken during the second quarter of 2011, which assuming no elasticity increased gross profit by approximately 1.7% and (ii) decreased costs in our supply chain operations resulting in an increase in gross profit rate of 0.6%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 2.2% to $23.2 million for the thirteen weeks ended March 31, 2012 from $22.7 million for the thirteen weeks ended April 2, 2011. The increase in wholesale gross profit dollars was primarily attributable to (i) price increases taken during the second quarter of 2011 and first quarter of 2012, which assuming no elasticity increased gross profit by approximately $2.4 million, (ii) increased sales volume which increased gross profit by approximately $2.3 million, and (iii) decreased costs in our supply chain operations of approximately $0.5 million, partially offset by an unfavorable product cost related to shift in channel mix of approximately $2.7 million, coupled with increased promotional and marketing activity of approximately $2.0 million.

As a percentage of sales, wholesale gross profit decreased to 46.2% for the thirteen weeks ended March 31, 2012 from 47.8% for the thirteen weeks ended April 2, 2011. The decrease in gross profit rate was primarily attributable to (i) unfavorable product cost related to shift in channel mix of 3.4% and (ii) increased allowances and promotional and marketing activity which decreased gross profit rate by 2.0%, partially offset by (i) price increases taken during the second quarter of 2011and first quarter of 2012, which assuming no elasticity contributed approximately 2.7% (ii) decreased costs in our supply chain operations which increased gross profit rate by approximately 1.0%, and (iii) slight increases in our other wholesale market gross profit rate of 0.1% .

International Gross Profit

International gross profit dollars increased 8.6% to $10.1 million for the thirteen weeks ended March 31, 2012 from $9.3 million for the thirteen weeks ended April 2, 2011. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $1.7 million and (ii) favorable product cost and channel mix of $0.7 million, partially offset by increased allowances and promotional and marketing activity which decreased gross profit by approximately $1.6 million.

As a percentage of sales, international gross profit showed a slight decrease to 42.2% for the thirteen weeks ended March 31, 2012 from 42.6% for the thirteen weeks ended April 2, 2011. The decrease in gross profit rate was primarily attributable by increased allowances and promotional and marketing activity which decreased gross profit rate by 3.6%, offset by (i) favorable channel mix of approximately 2.7% driven primarily by increased sales within our retail concessions channel, which has the highest margins within our international business and (ii) decreased supply chain operations costs which contributed an increase of gross profit of 0.5%.

SELLING EXPENSES

Selling expenses increased 4.5% to $55.5 million for the thirteen weeks ended March 31, 2012 from $53.1 million for the thirteen weeks ended April 2, 2011. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 35.8% and 36.8% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

Included in selling expenses for the thirteen weeks ended March 31, 2012 and April 2, 2011 are purchase accounting costs of $1.6 million and $3.5 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 9.0% to $44.8 million for the thirteen weeks ended March 31, 2012 from $41.1 million for the thirteen weeks ended April 2, 2011. As a percentage of retail sales, retail selling expenses were 55.3% and 55.0% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2012 and 2011, which together represented an increase of approximately $3.0 million.

Wholesale Selling Expenses

Wholesale selling expenses decreased 6.3% to $3.0 million for the thirteen weeks ended March 31, 2012 from $3.2 million for the thirteen weeks ended April 2, 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 6.0% and 6.8% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. The decrease in selling expenses and as a percentage of sales was attributable to decreased marketing costs and commissions coupled with a decrease in labor costs year over year.

International Selling Expenses

International selling expenses increased 17.3% to $6.1 million for the thirteen weeks ended March 31, 2012 from $5.2 million for the thirteen weeks ended April 2, 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 25.6% and 23.9% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. The increase in selling expenses was attributable to increased commissions, labor and other related selling costs of approximately $0.7 million related to the increased sales volume in this business.  The increase in selling expenses as a percentage of sales was largely related to increased allowances and promotional and marketing activity.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses decreased 10.1% to $16.9 million for the thirteen weeks ended March 31, 2012 compared to $18.8 million for the thirteen weeks ended April 2, 2011.  As a percentage of sales, general and administrative expenses were approximately 10.9% and 13.0% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

The general and administrative expenses of $18.8 million for the thirteen weeks ended April 2, 2011 includes the $3.0 million paid to Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes. Excluding such expenses, general and administrative costs were unfavorable by $1.1 million driven largely by increased medical costs and as a percentage of sales decreased slightly year over year at 10.9% and 11.0% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

Restructuring Charges

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. As a result of these changes the Company incurred restructuring charges of $0.7 million during the thirteen weeks ended March 31, 2012.

Interest and Other Expense, Net

YCC Holdings’ interest and other (income) expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $24.9 million for the thirteen weeks ended March 31, 2012 compared to $20.9 million for the thirteen weeks ended April 2, 2011.  The primary component of this expense is interest expense, which was $25.9 million and $22.7 million for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. The increase in interest expense primarily relates to $3.3 million of interest expense related to the Senior PIK Notes.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $16.1 million for the thirteen weeks ended March 31, 2012 compared to $15.8 million for the thirteen weeks ended April 2, 2011. The primary component of this expense is interest expense, which was $17.2 million and $17.7 million for the thirteen weeks ended March 31, 2012 and April 2, 2011 respectively.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended March 31, 2012 and April 2, 2011, Yankee Candle recognized a gain related to its derivative contracts of $1.6 million and $1.4 million, respectively.

Benefit From Income Taxes

The benefit from income taxes for YCC Holdings for the thirteen weeks ended March 31, 2012 and April 2, 2011 was approximately $5.2 million and $5.0 million, respectively. The effective tax rates for the thirteen weeks ended March 31, 2012 and April 2, 2011 were 36.9% and 37.1%, respectively.

The provision for income taxes for Holding Corp. for the thirteen weeks ended March 31, 2012 was $1.9 million compared to $2.9 million for the thirteen weeks ended April 2, 2011. The effective tax rates for the thirteen weeks ended March 31, 2012 and April 2, 2011 were 35.6% and 35.5%, respectively.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

Yankee Candle’s Senior Secured Credit Facility as of March 31, 2012 consisted of a 7-year Term Facility with outstanding borrowings of $388.1 million and a 6-year $140.0 million Revolving Facility.  See Note 13 “Subsequent Events,” for a discussion of the refinancing of Yankee Candle’s Senior Secured Credit Facility.  All borrowings under the Senior Secured Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, Yankee Candle is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The Term Facility matures on February 6, 2014 and the Revolving Facility matures on February 6, 2013.

As of March 31, 2012, Yankee Candle had outstanding letters of credit of $2.1 million and $15.0 million outstanding under the Revolving Facility, leaving $122.9 million in availability under the Revolving Facility. As of March 31, 2012, Yankee Candle was in compliance with all covenants under the Senior Secured Credit Facility.

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on the Term Facility.  During the second and third quarters of 2009, Yankee Candle entered into forward starting amortizing interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011. The aggregate notional value amortizes over the life of the swaps. As of March 31, 2012, the aggregate notional value of the swaps was $276.1 million, or 71.1% of the Term Facility, resulting in a blended fixed rate of 3.49%. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

All obligations under the Senior Secured Credit Facility are guaranteed by Yankee Candle and each of Yankee Candle's existing and future domestic subsidiaries. In addition, the Senior Secured Credit Facility is secured by first priority perfected liens on all of Yankee Candle's capital stock and substantially all of Yankee Candle's existing and future material assets and the existing and future material assets of Yankee Candle's guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non-voting capital stock of such foreign subsidiaries will be pledged in favor of the Senior Secured Credit Facility and each of the guarantor's assets.

The Senior Secured Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at Yankee Candle's option without premium or penalty. Yankee Candle is required to repay amounts borrowed under the Term Facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the Term Facility with the balance being payable on the maturity date of the Term Facility.

Subject to certain exceptions, the Senior Secured Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if Yankee Candle has excess cash flow per the Senior Secured Credit Facility is on an annual basis at the end of each fiscal year.

Yankee Candle's Credit Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 31, 2011 through the quarter ending December 31, 2013, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to Consolidated Adjusted EBITDA ratio of no more than 2.75 to 1.00. As of March 31, 2012, Yankee Candle's actual secured leverage ratio was 2.08 to 1.00, as defined. As of March 31, 2012, total secured debt (including Yankee Candle's capital lease obligations of $5.3 million) was approximately $402.7 million (net of $5.7 million in cash). Under Yankee Candle's Credit Facility, Consolidated Adjusted EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Yankee Candle’s Consolidated Adjusted EBITDA, as calculated under Yankee Candle's Credit Facility, to EBITDA and net income for the thirteen weeks ended March 31, 2012 (in thousands):

Net income	$56,382
Income tax provision	31,488
Interest expense, net (excluding amortization of deferred financing fees)	59,392
Depreciation and amortization	40,032
EBITDA	187,294
Share-based compensation expense	830
Restructuring charges	655
Fees paid pursuant to the Management Agreement	1,500
Other non-cash expense	3,679
Consolidated Adjusted EBITDA under the Credit Facility	$193,958

Senior PIK Notes of YCC Holdings

In February 2011 YCC Holdings formed a 100% owned subsidiary, Yankee Finance, for the purpose of co-issuing in conjunction with YCC Holdings $315.0 million Senior PIK Notes. Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest"), to the extent described in the related indenture. The amount of cash interest required to be paid for an interest period is determined prior to the beginning of an interest period and is calculated based upon the amount that would be permitted to be paid as a dividend as of such determination date to YCC Holdings by its subsidiaries for the purpose of paying cash interest on the Senior PIK Notes (based upon restrictions imposed by applicable law and such subsidiaries' debt agreements) plus the amount of cash on hand at YCC Holdings on the determination date (subject to certain exceptions set forth in the indenture). If the amount that would be available is less than the amount of interest due for that interest period, then YCC Holdings is permitted to pay all or a specified portion of such interest as PIK Interest rather than in cash on the interest payment date as provided in the indenture. As of March 31, 2012, the Senior PIK Notes are structurally subordinated to approximately $916.1 million of indebtedness of Holding Corp.

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

YCC Holdings is a holding company with no direct operations. Its principal asset is the indirect equity interests it holds in Yankee Candle, and all of its operations are conducted through Yankee Candle. As a result, YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guaranteed the Senior PIK Notes.  Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at March 31, 2012  by Yankee Candle’s Secured Credit Facility and the indentures governing the senior notes and senior subordinated notes.  See Note 13 “Subsequent Events,” for a discussion of the refinancing of Yankee Candle’s Senior Secured Credit Facility.

The New Term Loan Facility and ABL Facility discussed below restrict Yankee Candle’s ability to pay dividends to YCC Holdings.  For a further description of these limitations, see the discussion below under “--Refinancing of the Senior Secured Credit Facility and Repurchase of $315 million of Yankee Candle’s 8 1/2% Senior Notes due 2015.”

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

Because the New Term Loan Facility, ABL Facility and the indentures governing Yankee Candle’s senior notes and senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so under each of these agreements.

During the thirteen weeks ended March 31, 2012 Holding Corp. made a dividend of $16.2 million to YCC Holdings primarily to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends under the indentures governing Yankee Candle’s senior notes and senior subordinated notes and under the Senior Secured Credit Facility. We currently anticipate that Yankee Candle will be permitted under the terms of its debt agreements to make dividends sufficient to pay cash interest on the PIK Notes in the next twelve  months.

Refinancing of the Senior Secured Credit Facility and Repurchase of $315 million of Yankee Candle’s 8 ½% Senior Notes Due 2015

On April 2, 2012, Yankee Candle entered into a Credit Agreement (the “New Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, Barclays Bank PLC (“Barclays”), as syndication agent, and BofA and Barclays, as joint lead arrangers and joint book runners.  Under the New Term Loan Facility, Yankee Candle borrowed $725.0 million.  At closing, on April 2, 2012, a portion of the net proceeds from the New Term Loan Facility were used, at closing, to (i) redeem $180.0 million of Yankee Candle’s Senior Notes, (ii) repay $403.1 million of outstanding debt on the Company’s existing Senior Secured Credit Facility (consisting of $388.1 outstanding under the Term Facility and $15.0 million outstanding under the Revolving Facility) and (iii) pay fees and expenses related to the foregoing.  On April 13, 2012, the Company used the remaining net proceeds to redeem an additional $135.0 million of the Senior Notes.  The New Term Loan Facility will mature on April 2, 2019;  however the maturity date of the New Term Loan Facility will accelerate if the senior subordinated notes and Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.

The New Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the New Term Loan Facility, with the balance payable at final maturity.  Interest is payable on the New Term Loan Facility at either (i)the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans.

The New Term Loan Facility requires Yankee Candle and its subsidiaries to maintain a maximum consolidated net total leverage ratio, and the ABL Facility requires Yankee Candle and its subsidiaries to maintain a maximum consolidated fixed charge coverage ratio.  In addition, the New Term Loan Facility and the ABL Facility contain customary covenants and restrictions on Yankee Candle and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates and the ability to change the nature of its business or its fiscal year.  All obligations under the New Term Loan Facility and ABL Facility are guaranteed by Yankee Holdings’ and Yankee Candle’s domestic subsidiaries and secured by a lien on substantially all of the assets of Yankee Holdings and its domestic subsidiaries.

Under the New Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s New Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 31, 2012 and for all fiscal years ending after December 31, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated net total leverage ratio (as defined in the Term Loan Credit Facility) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan Credit Facility agreement as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor,  increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

Additionally, as of April 2, 2012, a basket of $137.1 million consisting of the cumulative retained (and not yet applied) available excess amount under the Senior Secured Credit Facility is available to be dividended up from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes.

On April 2, 2012, Yankee Candle also entered into a Credit Agreement (the “ABL Facility”) with BofA, as agent, the other lenders party thereto, Barclays, as syndication agent, U.S. Bank National Association and Wells Fargo Capital Finance LLC, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers and joint book runners.

The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration of the ABL Facility will accelerate if the senior subordinated notes and Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and trade accounts receivable balances. The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by Yankee Candle’s United Kingdom subsidiary. Borrowings under the ABL Facility bear interest at a rate equal to either (i)LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0: 1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on receivables and inventory (the “ABL Loan Cap”) or (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.  In addition, the ABL Facility contains customary covenants and restrictions on Yankee Candle and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, enter into certain hedging agreements and enter into certain burdensome agreements.  All obligations under the ABL Facility are guaranteed by Yankee Candle’s  domestic subsidiaries and secured by a lien on substantially all of the assets of Yankee Candle and its domestic subsidiaries. Certain of the obligations under the ABL Facility are guaranteed by Yankee Candle’s foreign subsidiaries and are secured by a lien on substantially all of the assets of such foreign subsidiaries, which consist primarily of inventory and receivables.

Under the ABL Facility, Yankee Candle is permitted to make dividends to Holding Corp (1) on an unlimited basis and (2) also solely to fund interest payments on the Senior PIK notes subject to the following restrictions.

(1) Yankee Candle is permitted to make dividends to Holding Corp. in an unlimited amount so long as (a) unused borrowing availability is greater than or equal to 15% of the ABL Loan Cap at the time of the making of such dividend and projected on a pro forma basis for the immediately succeeding six months following such dividend, except that, to the extent that the dividend is made during the “August Period”, or the August Period is included in such six month projections, then unused borrowing availability shall only be required to be greater than or equal to 10% of the ABL Loan Cap and (b) to the extent unused borrowing availability is less than 25% of the ABL Loan Cap and is projected to be less than 25% of the ABL Loan Cap for the immediately succeeding six months following such dividend (or 10%, in the case that the dividend is made in the August Period or  the August Period is included in such six month projections), the consolidated fixed charge coverage ratio for the most recently ended period of twelve fiscal months preceding such dividend on a pro forma basis is greater than or equal to 1.1 to 1.0.

“August Period”, as used herein, means August 1st through the earlier of the date that the borrowing base certificate is due for the month of August and the fifteenth business day after the end of the August fiscal month.

(2) Yankee Candle is permitted to make dividends to Holding Corp and Holding Corp is permitted to make dividends to YCC Holdings solely for the purpose of funding interest payments due on the Senior PIK Notes if (a) except for payments to be made during the August Period as to which there is no minimum unused borrowing availability requirement, unused borrowing availability is greater than or equal to 15% of the ABL Loan Cap at the time of the making of such dividend and projected on a pro forma basis for the immediately succeeding six months following such dividend and (b) to the extent unused borrowing availability is less than 25% of the ABL Loan Cap and is projected to be less than 25% of the ABL Loan Cap for the immediately succeeding six months following such dividend (or 10%, in the case that the August Period is included in such projected six month period), the consolidated fixed charge coverage ratio for the most recently ended period of twelve fiscal months preceding such dividend on a pro forma basis is greater than or equal to 1.1 to 1.0; provided that for purposes of satisfying the test in this clause (b), no dividend made during the month of August for the purpose of funding, in whole or in part, an interest payment on the Senior PIK Notes shall be included in the calculation of consolidated fixed charge coverage ratio.

Cash Flows and Funding of our Operations

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of March 31, 2012, was $5.7 million compared to $50.8 million as of December 31, 2011.  Cash used in operating activities for Holding Corp. for the thirteen weeks ended March 31, 2012 was $38.0 million as compared to cash used in operations of $63.5 million for the thirteen weeks ended April 2, 2011.  The reduction in cash used in operations relative to the prior year quarter was primarily driven by a decrease in income tax payments of $12.0 million which was largely related to the tax benefit from interest expense of the $315.0 million Senior PIK Notes that were issued in 2011, a reduced pre-build of inventory during the first quarter of 2012 of $8.9 million and other favorable changes in working capital.  Cash used in operating activities for YCC Holdings during the thirteen weeks ended March 31, 2012 was $54.2 million as compared to cash used in operations of $63.5 million for the thirteen weeks ended April 2, 2011.  The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to interest paid on the Senior PIK Notes.  Those interest payments are funded by dividends from Holding Corp. to YCC Holdings and are recorded as a financing activity by Holding Corp.

Net cash used in investing activities was $5.5 million and $4.1 million for the thirteen weeks ended March 31, 2012 and April 2, 2011 respectively and was used for the purchase of property and equipment, primarily related to new stores, store renovations and supply chain initiatives.

For the thirteen weeks ended March 31, 2012, net cash used in financing activities for Holding Corp. was $1.8 million compared to cash provided by financing activities of $58.9 million for the thirteen weeks ended April 2, 2011.  The fluctuation in financing activities was primarily driven by reduced revolver borrowings of $43.0 from Yankee Candle’s Revolving Facility during the first quarter of 2012, and increased dividends paid to YCC Holdings related to the interest expense from the $315.0 million Senior PIK Notes.  For the thirteen weeks ended March 31, 2012, net cash provided by financing activities for YCC Holdings was $14.4 million compared to cash provided by financing activities of $58.9 million for the thirteen weeks ended April 2, 2011.  The difference in financing activities between Holding Corp. and YCC Holdings is attributable to the dividends paid to YCC Holdings to fund interest payments of the $315.0 million Senior PIK Notes.

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

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under Yankee Candle’s New Term Loan Facility and ABL Facility and the indentures governing Yankee Candle’s senior notes and senior subordinated notes, to generate the funds necessary to meet its outstanding debt service obligations. Holding Corp. funds its operations through a combination of internally generated cash from operations and from borrowings under Yankee Candle’s ABL Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under Yankee Candle’s ABL Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2012 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under Yankee Candle’s ABL Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of Yankee Candle’s ABL Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings during the latter part of the third quarter. In fiscal 2011 the Companies’ peak borrowing was $137.0 million.  We review and forecast our cash flow on a daily basis for the current year and on a quarterly basis for the upcoming year to ensure we have adequate liquidity to fund our business. We believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements, fund our capital expenditures and be in compliance with our covenants under Yankee Candle’s New Term Loan Facility and ABL Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At March 31, 2012, Yankee Candle had $403.1 million of floating rate debt and $513.0 million of fixed rate debt. At March 31, 2012, YCC Holdings had an additional $315.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $403.1 million outstanding under Yankee Candle’s Senior Secured Credit Facility bears interest at variable rates. All borrowings under Yankee Candle’s Senior Secured Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at Yankee Candle’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of March 31, 2012, the weighted average combined interest rate on Yankee Candle’s Term Facility and Revolving Facility was 4.2%. Yankee Candle’s Senior Secured Credit Facility is intended to fund operating needs. Because Yankee Candle’s Senior Secured Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle’s Senior Secured Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted a portion of  its Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of March 31, 2012, the aggregate notional value of the swaps was $276.1 million, or 71.1% of Yankee Candle’s Term Facility, resulting in a blended fixed rate of 3.49%. Based on Yankee Candle’s outstanding floating rate debt and the notional amount of our interest rate swaps, as of March 31, 2012, a 1.0% increase or decrease in current market interest rates would have the effect of causing an approximately $1.3 million additional annual pre–tax charge or benefit to our results of operations.

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

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC’s management, with the participation of its chief executive officer and treasurer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, YCC Holdings LLC’s chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC’s internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, Yankee Holding Corp.’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in  Yankee Holding Corp.’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.’s internal control over financial reporting.

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

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in the Companies’ 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. In addition, you should consider the following factors before investing in the Company. We do not assume an obligation to update any forward-looking statement.

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

We have a substantial amount of debt.  Following the refinancing of Yankee Candle’s Senior Secured Credit Facility and the redemption of our senior notes  YCC Holdings and its subsidiaries had $1,258 million of total debt, $745 million of which is secured debt.

Our substantial level of indebtedness could have important consequences to you.  For example, it could:

●	make it more difficult for us to satisfy our obligations;

●	increase our vulnerability to adverse economic and industry conditions;

●	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

●	expose us to interest rate fluctuations because the interest on the debt under the New Term Loan Facility and ABL Facility are imposed at variable rates;

●
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the New Term Loan Facility and ABL Facility), thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to the Issuers, by dividend, debt repayment or otherwise to enable us to make payments on our indebtedness;

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

If our subsidiaries' cash flow and capital resources are insufficient to fund our and our subsidiaries' debt service obligations and Yankee Candle's senior notes and senior subordinated notes when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations and Yankee Candle's ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, Yankee Candle’s New Term Loan Facility and ABL Facility are secured by a lien on substantially all of Yankee Candle's and its subsidiaries’ assets, and any successor credit facility is likely to be secured on a similar basis. As such, our ability to refinance the Senior PIK Notes or seek additional financing, or Yankee Candle’s ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes, could be impaired as a result of such security interest and the agreements governing such security interests.

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

Approximately 76% of our gross sales for the thirteen weeks ended March 31, 2012 were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

Restrictive covenants in the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle’s senior notes and senior subordinated notes and Yankee Candle’s New Term Loan Facility and ABL Facility could restrict our operating flexibility.

The indenture governing the Senior PIK Notes currently contains covenants that limit YCC Holdings’ and its subsidiaries’ ability to take certain actions, and the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s New Term Loan Facility and ABL Facility currently contain covenants that limit Holding Corp.’s and its restricted subsidiaries' ability to take certain actions. These restrictions and restrictions in YCC Holdings’ or Yankee Candle's future indebtedness may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture governing the Senior PIK Notes currently contains covenants that limit Holding Corp.’s and its subsidiaries’ ability to, and the indentures governing Yankee Candle's senior notes and senior subordinated notes currently contain covenants that limit Yankee Candle's and its restricted subsidiaries' ability to:

●	incur additional indebtedness or issue preferred stock;

●	pay dividends, redeem stock or make other distributions, including distributions to YCC Holdings and Yankee Finance to make payments in respect of their indebtedness, including the Senior PIK Notes;

●	make other restricted payments or investments;

●	create liens on assets;

●	create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;

●	transfer or sell assets;

●	engage in mergers or consolidations;

●	engage in certain transactions with affiliates; and

●	designate subsidiaries as unrestricted subsidiaries.

Yankee Candle’s New Term Loan Facility and ABL Facility restrict, among other things and subject to certain exceptions, Yankee Candle's ability to:

●	incur additional indebtedness;

●	pay dividends or other payments on capital stock;

●	guarantee other obligations;

●	grant liens on assets;

●	make loans, acquisitions or other investments;

●	dispose of assets;

●	make optional payments or modify certain debt instruments;

●	engage in transactions with affiliates;

●	amend organizations documents;

●	engage in mergers or consolidations;

●	enter into sale and leaseback transactions;

●	enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends;

●	make acquisitions;

●	change the nature of the business conducted by Yankee and its subsidiaries;

●	change our fiscal year;

●	designate our subsidiaries as unrestricted subsidiaries;

●	enter into certain hedging agreements;

●	enter into certain burdensome agreements; and

●	activities of Holding Corp. (pursuant to the New Term Loan Facility only)

In addition, these agreements require Yankee Candle to maintain specified financial ratios and satisfy other financial conditions, including a “consolidated net total leverage ratio” (as defined in the New Term Loan Facility) and a “consolidated fixed charge coverage ratio” (as defined in the ABL Facility).

Our ability to comply with the covenants and restrictions contained in the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s New Term Loan Facility and ABL Facility may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s New Term Loan Facility and ABL Facility that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, Yankee Candle may be unable to make borrowings under its New Term Loan Facility and ABL Facility, may not be able to repay the amounts due under Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s New Term Loan Facility and ABL Facility and may not be able make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to make payments on the Senior PIK Notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

YCC Holdings and Holding Corp. have no independent operations or assets. Their ability to repay their debt is dependent on cash flow generated by Yankee Candle and its subsidiaries. Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us.

YCC Holdings has no assets other than the stock of Yankee Finance, which has no assets, and the stock of Holding Corp., which has no assets other than the stock of Yankee Candle. Furthermore, YCC Holdings and Holding Corp. conduct no operations. Accordingly, repayment of their indebtedness is dependent, to a significant extent, on the generation of cash flow by Yankee Candle and its subsidiaries and their ability to make such cash available to YCC Holdings and Holding Corp., by dividend, debt repayment or otherwise. Yankee Candle and its subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the notes or to make funds available for that purpose or other obligations in the form of loans, distributions or otherwise. Yankee Candle and its subsidiaries may not be able to, or may not be permitted to, make distributions to YCC Holdings and Holding Corp. in order to enable them to make payments in respect of their indebtedness. Yankee Candle’s New Term Loan Facility and ABL Facility and Yankee Candle's senior notes and senior subordinated notes significantly restrict the ability of Holding Corp. and its other subsidiaries to pay dividends or make distributions or any other payments with respect to the Senior PIK Notes. In addition, under certain circumstances, legal restrictions may limit the YCC Holdings’ and Holding Corp.’s ability to obtain cash from Yankee Candle. Under the Delaware General Corporation Law (the "DGCL"), Holding Corp.’s subsidiaries may only make dividends (i) out of their "surplus" as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Sales from our international operations were $23.9 million for the thirteen weeks ended March 31, 2012 and were primarily generated in Europe. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the U.S. Risks inherent to maintaining international operations, include, but are not limited to, the following:

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

At March 31, 2012, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $268.3 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Accounting Standards Codification (the “ASC”) Topic 350 “Intangibles – Goodwill and Other,” and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.

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

●	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

●	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

●	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

●	the disruption of global, national or regional transportation systems;

●	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

●	an outbreak of certain public health issues, including contagious diseases;

●	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

●	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 11, 2012

31.2	YCC Holdings Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 11, 2012

31.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 11, 2012

31.4	Yankee Holding Corp. Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 11, 2012

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 11, 2012

32.2	YCC Holdings Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 11, 2012

32.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 11, 2012

32.4	Yankee Holding Corp. Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 11, 2012

101	Interactive Data Files

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: May 11, 2012	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: May 11, 2012	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Treasurer
(Principal Financial and Accounting Officer)