Form 10-Q
period 2012-06-30
YCC Holdings LLC; Yankee Holding Corp.
filed 2012-08-14
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 3, 2012, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

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

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$5,830	$50,833
Accounts receivable, net	39,418	57,013
Inventory	109,418	75,563
Prepaid expenses and other current assets	31,064	4,924
Deferred tax assets	9,635	8,724
TOTAL CURRENT ASSETS	195,365	197,057

PROPERTY AND EQUIPMENT, NET	123,838	118,402
MARKETABLE SECURITIES	2,022	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,180	269,405
DEFERRED FINANCING COSTS	21,982	19,624
OTHER ASSETS	391	394

TOTAL ASSETS	$1,255,348	$1,250,122

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$20,932	$21,109
Accrued payroll	8,561	6,910
Accrued interest	19,590	29,485
Accrued income taxes	-	7,269
Accrued purchases of property and equipment	4,004	2,606
Current portion of long-term debt	7,250	12,042
Current portion of capital leases	1,432	975
Other accrued liabilities	32,938	38,689
TOTAL CURRENT LIABILITIES	94,707	119,085

DEFERRED TAX LIABILITIES	111,305	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	1,249,138	1,198,659
DEFERRED RENT	12,989	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	3,668	2,597
OTHER LONG-TERM LIABILITIES	4,820	3,980
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT
Common Units	122,200	122,038
Accumulated deficit	(340,698)	(313,009)
Accumulated other comprehensive loss	(2,781)	(3,184)

Total member's deficit	(221,279)	(194,155)

TOTAL LIABILITIES AND MEMBER'S DEFICIT	$1,255,348	$1,250,122

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended July 2, 2011
Sales	$145,327	$129,913
Cost of sales	63,906	58,291

Gross profit	81,421	71,622
Selling expenses	53,231	52,130
General and administrative expenses	17,951	14,029
Restructuring charges	1,070	-

Operating income	9,169	5,463
Interest expense	27,320	26,308
Loss on extinguishment of debt	13,376	-
Other income	(1,735)	(1,085)

Loss from continuing operations before benefit from income taxes	(29,792)	(19,760)
Benefit from income taxes	(11,105)	(7,196)

Loss from continuing operations	(18,687)	(12,564)
Loss from discontinued operations, net of income taxes	(31)	(132)

Net loss	$(18,718)	$(12,696)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended July 2, 2011

Net loss	$(18,718)	$(12,696)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(675)	(279)
Other comprehensive loss, net of tax	(675)	(279)

Comprehensive loss	$(19,393)	$(12,975)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011
Sales	$300,394	$274,027
Cost of sales	135,183	123,154

Gross profit	165,211	150,873
Selling expenses	108,714	105,189
General and administrative expenses	34,897	32,823
Restructuring charges	1,725	-

Operating income	19,875	12,861
Interest expense	53,264	49,053
Loss on extinguishment of debt	13,376	-
Other income	(2,827)	(2,960)

Loss from continuing operations before benefit from income taxes	(43,938)	(33,232)
Benefit from income taxes	(16,323)	(12,195)

Loss from continuing operations	(27,615)	(21,037)
Loss from discontinued operations, net of income taxes	(74)	(186)

Net loss	$(27,689)	$(21,223)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011

Net loss	$(27,689)	$(21,223)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	403	190
Unrealized gain on interest rate swaps	-	712
Other comprehensive income, net of tax	403	902

Comprehensive loss	$(27,286)	$(20,321)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(in thousands, except units)
(Unaudited)

	Common Units		Class A		Class B		Class C		Total A, B and C			Total
	Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Accumulated Deficit	Accumulated Other Loss	Member's Deficit

BALANCE, JANUARY 1, 2011	-	$-	4,267,228	$416,956	333,466	$2,637	86,826	$292	$419,885	$(346,516)	$(3,361)	$70,008
Issuance of Class A common units	-	-	-	3	-	-	-	-	3	-	-	3
Repurchase of Class B and C common units	-	-	-	-	(21,423)	(47)	(900)	(39)	(86)	-	-	(86)
Conversion of Class A, B and C common units to Common Units	1,000	419,888	(4,267,228)	(416,959)	(312,043)	(2,648)	(85,926)	(281)	(419,888)	-	-	-
Return of capital to Common Units	-	(297,825)	-	-	-	-	-	-	-	-	-	(297,825)
Issuance of Common Units	-	17	-	-	-	-	-	-	-	-	-	17
Repurchase of Common Units	-	(698)	-	-	-	-	-	-	-	-	-	(698)
Equity-based compensation expense	-	305	-	-	-	58	-	28	86	-	-	391
Net loss	-	-	-	-	-	-	-	-	-	(21,223)	-	(21,223)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	902	902

BALANCE, JULY 2, 2011	1,000	$121,687	-	$-	-	$-	-	$-	$-	$(367,739)	$(2,459)	$(248,511)

BALANCE, DECEMBER 31, 2011	1,000	$122,038	-	$-	-	$-	-	$-	$-	$(313,009)	$(3,184)	$(194,155)
Issuance of Common Units	-	17	-	-	-	-	-	-	-	-	-	17
Repurchase of Common Units	-	(279)	-	-	-	-	-	-	-	-	-	(279)
Equity-based compensation expense	-	424	-	-	-	-	-	-	-	-	-	424
Net loss	-	-	-	-	-	-	-	-	-	(27,689)	-	(27,689)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	403	403

BALANCE, JUNE 30, 2012	1,000	$122,200	-	$-	-	$-	-	$-	$-	$(340,698)	$(2,781)	$(221,279)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(27,689)	$(21,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(3,741)	(2,132)
Depreciation and amortization	17,693	21,291
Unrealized gain on marketable securities	(92)	(63)
Equity-based compensation expense	424	391
Deferred taxes	3,138	(20)
Loss on extinguishment of debt	13,376	-
Loss on disposal and impairment of property and equipment	37	293
Restructuring charges	1,070	-
Changes in assets and liabilities:
Accounts receivable	17,693	13,086
Inventory	(33,726)	(42,921)
Prepaid expenses and other assets	(6,111)	(2,196)
Accounts payable	(194)	(2,717)
Income taxes	(27,107)	(32,096)
Accrued expenses and other liabilities	(10,459)	3,660

NET CASH USED IN OPERATING ACTIVITIES	(55,688)	(64,647)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(14,869)	(9,693)

NET CASH USED IN INVESTING ACTIVITIES	(14,869)	(9,693)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	66,000
Borrowings under Asset-Based Credit Facility	32,000	-
Borrowings under Term Loan Facility	717,750	-
Repayments under Senior Secured Credit Facility	(718,125)	-
Payments of call premiums and fees for extinguishment of debt	(6,763)	-
Repayments under Term Loan Facility	(1,812)	-
Borrowings under Senior PIK Notes	-	308,700
Financing costs	(11,579)	(10,267)
Return of capital	-	(297,825)
Proceeds from issuance of Class A common units	-	3
Proceeds from issuance of Common Units	17	17
Repurchase of Class B and C common units	-	(86)
Repurchase of Common Units	(279)	(698)
Principal payments on capital lease obligations	(665)	(332)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,544	65,512

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	55

NET DECREASE IN CASH	(45,003)	(8,773)
CASH, BEGINNING OF PERIOD	50,833	12,713
CASH, END OF PERIOD	$5,830	$3,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59,611	$33,366
Income taxes	$7,597	$19,815
Net change in accrued purchases of property and equipment	$(1,398)	$(2,072)
Capital lease obligations related to equipment purchase	$2,195	$652
Noncash Financing Activities:
Conversion of Class A, B and C common units to Common Units	$-	$419,888

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$5,830	$50,833
Accounts receivable, net	39,418	57,013
Inventory	109,418	75,563
Prepaid expenses and other current assets	31,064	4,924
Deferred tax assets	9,635	8,724

TOTAL CURRENT ASSETS	195,365	197,057

PROPERTY AND EQUIPMENT, NET	123,838	118,402
MARKETABLE SECURITIES	2,022	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,180	269,405
DEFERRED FINANCING COSTS	14,206	11,006
OTHER ASSETS	391	394

TOTAL ASSETS	$1,247,572	$1,241,504

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,932	$21,109
Accrued payroll	8,561	6,910
Accrued interest	7,527	17,377
Accrued income taxes	-	7,269
Accrued purchases of property and equipment	4,004	2,606
Current portion of long-term debt	7,250	12,042
Current portion of capital leases	1,432	975
Other accrued liabilities	32,938	38,689

TOTAL CURRENT LIABILITIES	82,644	106,977

DEFERRED TAX LIABILITIES	111,305	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	939,033	889,083
DEFERRED RENT	12,989	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	3,668	2,597
OTHER LONG-TERM LIABILITIES	4,820	3,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at June 30, 2012 and December 31, 2011	417,132	417,411
Additional paid-in capital	25,045	17,718
Treasury stock: at cost, 2,019 shares at June 30, 2012 and December 31, 2011	(1,809)	(1,809)
Accumulated deficit	(344,474)	(311,225)
Accumulated other comprehensive loss	(2,781)	(3,184)

Total stockholder's equity	93,113	118,911

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,247,572	$1,241,504

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended July 2, 2011
Sales	$145,327	$129,913
Cost of sales	63,906	58,291

Gross profit	81,421	71,622
Selling expenses	53,231	52,130
General and administrative expenses	17,951	14,024
Restructuring charges	1,070	-

Operating income	9,169	5,468
Interest expense	18,553	17,777
Loss on extinguishment of debt	13,376	-
Other income	(1,735)	(1,085)

Loss from continuing operations before benefit from income taxes	(21,025)	(11,224)
Benefit from income taxes	(7,515)	(3,980)

Loss from continuing operations	(13,510)	(7,244)
Loss from discontinued operations, net of income taxes	(31)	(132)

Net loss	$(13,541)	$(7,376)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended July 2, 2011

Net loss	$(13,541)	$(7,376)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(675)	(279)
Other comprehensive income, net of tax	(675)	(279)

Comprehensive loss	$(14,216)	$(7,655)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011
Sales	$300,394	$274,027
Cost of sales	135,183	123,154

Gross profit	165,211	150,873
Selling expenses	108,714	105,189
General and administrative expenses	34,852	32,618
Restructuring charges	1,725	-

Operating income	19,920	13,066
Interest expense	35,787	35,456
Loss on extinguishment of debt	13,376	-
Other income	(2,827)	(2,960)

Loss from continuing operations before benefit from income taxes	(26,416)	(19,430)
Benefit from income taxes	(9,436)	(6,892)

Loss from continuing operations	(16,980)	(12,538)
Loss from discontinued operations, net of income taxes	(74)	(186)

Net loss	$(17,054)	$(12,724)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011

Net loss	$(17,054)	$(12,724)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	403	190
Unrealized gain on interest rate swaps	-	712
Other comprehensive income, net of tax	403	902

Comprehensive loss	$(16,651)	$(11,822)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except treasury shares)
(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

BALANCE, JANUARY 1, 2011	500	$418,187	$3,421	1,958	$(1,723)	$(346,516)	$(3,361)	$70,008

Issuance of common stock	-	-	20	-	-	-	-	20
Repurchase of common stock	-	(698)	-	61	(86)	-	-	(784)
Equity-based compensation expense	-	-	391	-	-	-	-	391
Contributions by YCC Holdings LLC	-	-	8,302	-	-	-	-	8,302
Dividend to YCC Holdings LLC	-	-	-	-	-	(2,114)	-	(2,114)
Net loss	-	-	-	-	-	(12,724)	-	(12,724)
Other comprehensive income, net of tax	-	-	-	-	-	-	902	902

BALANCE, JULY 2, 2011	500	$417,489	$12,134	2,019	$(1,809)	$(361,354)	$(2,459)	$64,001

BALANCE, DECEMBER 31, 2011	500	$417,411	$17,718	2,019	$(1,809)	$(311,225)	$(3,184)	$118,911

Issuance of common stock	-	-	17	-	-	-	-	17
Repurchase of common stock	-	(279)	-	-	-	-	-	(279)
Equity-based compensation expense	-	-	424	-	-	-	-	424
Contributions by YCC Holdings LLC	-	-	6,886	-	-	-	-	6,886
Dividend to YCC Holdings LLC	-	-	-	-	-	(16,195)	-	(16,195)
Net loss	-	-	-	-	-	(17,054)	-	(17,054)
Other comprehensive income, net of tax	-	-	-	-	-	-	403	403

BALANCE, JUNE 30, 2012	500	$417,132	$25,045	2,019	$(1,809)	$(344,474)	$(2,781)	$93,113

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(17,054)	$(12,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(3,741)	(2,132)
Depreciation and amortization	16,322	20,335
Unrealized gain on marketable securities	(92)	(63)
Equity-based compensation expense	424	391
Deferred taxes	3,138	(20)
Loss on extinguishment of debt	13,376	-
Loss on disposal and impairment of property and equipment	37	293
Restructuring charges	1,070	-
Changes in assets and liabilities:
Accounts receivable	17,693	13,086
Inventory	(33,726)	(42,921)
Prepaid expenses and other assets	(6,111)	(2,196)
Accounts payable	(194)	(2,717)
Income taxes	(20,221)	(26,795)
Accrued expenses and other liabilities	(10,414)	(9,012)

NET CASH USED IN OPERATING ACTIVITIES	(39,493)	(64,475)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(14,869)	(9,693)

NET CASH USED IN INVESTING ACTIVITIES	(14,869)	(9,693)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	66,000
Borrowings under Asset-Based Credit Facility	32,000	-
Borrowings under Term Loan Facility	717,750	-
Repayments under Senior Secured Credit Facility	(718,125)	-
Payments of call premiums and fees for extinguishment of debt	(6,763)	-
Repayments under Term Loan Facility	(1,812)	-
Financing costs	(11,579)	(452)
Contributions by YCC Holdings LLC	-	3,000
Dividend to YCC Holdings LLC	(16,195)	(2,112)
Proceeds from issuance of common stock	17	20
Repurchase of common stock	(279)	(784)
Principal payments on capital lease obligations	(665)	(332)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,349	65,340

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	55

NET DECREASE IN CASH	(45,003)	(8,773)
CASH, BEGINNING OF YEAR	50,833	12,713

CASH, END OF PERIOD	$5,830	$3,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,467	$33,366
Income taxes	$7,597	$19,815
Net change in accrued purchases of property and equipment	$(1,398)	$(2,072)
Capital lease obligations related to equipment purchase	$2,195	$652
Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$6,886	$5,302

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
YANKEE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, ORGANIZATION AND CURRENT EVENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.” together with YCC Holdings and its direct and indirect subsidiaries, the “Companies”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements of YCC Holdings and Holding Corp. should be read in conjunction with the audited consolidated financial statements of YCC Holdings and Holding Corp. for the year ended December 31, 2011 included in the Companies’ Annual Report on Form 10-K.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2011-12”). This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories.

This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

3.	INVENTORY

The Companies value their inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$98,564	$64,195
Work-in-process	559	319
Raw materials and packaging	10,295	11,049
Total inventory	$109,418	$75,563

4.	GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the twenty-six weeks ended June 30, 2012 and July 2, 2011.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2012
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,770	(63,577)	193
Favorable lease agreements	5	2,330	(2,043)	287
Other	3	36	(36)	-

Total finite-lived intangible assets		66,136	(65,656)	480

Total intangible assets		$333,836	$(65,656)	$268,180

December 31, 2011
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,650	(62,324)	1,326
Favorable lease agreements	5	2,330	(1,952)	378
Other	3	36	(35)	1

Total finite-lived intangible assets		66,016	(64,311)	1,705

Total intangible assets		$333,716	$(64,311)	$269,405

Total amortization expense from finite–lived intangible assets was $0.1 million and $3.0 million for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively.  Total amortization expense from finite–lived intangible assets was $1.3 million and $6.1 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

5.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Holding Corp.
Senior secured term loan facility	$-	$388,125
Senior secured asset-based credit facility	32,000	-
Senior secured term loan facility, net of unamortized discount of $6,904 at June 30, 2012	716,283	-
Senior notes due 2015	10,000	325,000
Senior subordinated notes due 2017	188,000	188,000
Less current portion	(7,250)	(12,042)
Total Holding Corp.	939,033	889,083
Senior PIK notes due 2016, net of unamortized discount of $4,895 at June 30, 2012 and $5,424 at December 31, 2011	310,105	309,576
Total YCC Holdings	$1,249,138	$1,198,659

Senior Secured Credit Facility

As of December 31, 2011, Yankee Candle’s senior secured credit facility (the “Senior Secured Credit Facility”) consisted of a $650.0 million senior secured term loan facility (the “Prior Term Facility”) with outstanding borrowings of $388.1 million and a senior secured revolving credit facility (“Prior Revolving Facility”) of $140.0 million with no outstanding borrowings.

Refinancing of the Senior Secured Credit Facility and Repurchase of $315 million of Yankee Candle’s 8 ½% Senior Notes Due 2015

On April 2, 2012, Yankee Candle refinanced its old Senior Secured Credit Facility and $315.0 million of its Senior Notes due 2015 by entering into a senior secured term loan facility (the “Term Loan Facility”) and by entering into a senior secured asset-based credit facility (the “ABL Facility”).

Under the Term Loan Facility, Yankee Candle borrowed $725.0 million resulting in proceeds of $717.8 million, net of original issue discount.  At closing, on April 2, 2012, a portion of the proceeds from the Term Loan Facility were used to (i) redeem $180.0 million of Yankee Candle’s Senior Notes due 2015 at a call premium of 2.125%, (ii) repay $403.1 million of outstanding debt on the Company’s old Senior Secured Credit Facility (consisting of $388.1 million outstanding under the Prior Term Facility and $15.0 outstanding under the Prior Revolving Facility), and (iii) pay fees and expenses of $11.5 million related to the foregoing.  On April 13, 2012, the Company used the remaining proceeds and borrowings under the ABL Facility to redeem an additional $135.0 million of the Senior Notes due 2015 at a call premium of 2.125%.  As a result of the refinancing the Company recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million.  The Company also recorded total deferred financing costs of $11.6 million, $9.0 million related to the Term Loan Facility and $2.6 million related to the ABL Facility.  The costs associated with the Term Loan Facility are being amortized using the interest method through the expiration date of the Term Loan Facility and the costs associated with the ABL Facility are being amortized on a straight line basis through the expiration date of the ABL Facility.

Term Loan Facility

The Term Loan Facility will mature on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  Yankee Candle borrowed $725.0 million on April 2, 2012 under the Term Loan Facility.  The Company is required to make quarterly payments of $1.8 million, with the balance payable at final maturity.  Accordingly, the Company classified $7.2 million as short-term debt on the accompanying condensed consolidated balance sheet at June 30, 2012.  Amounts repaid under the Term Loan Facility cannot be reborrowed.  As of June 30, 2012, Yankee Candle’s Term Loan Facility had outstanding borrowings of $723.2 million.   The Term Loan Facility was issued at a discount of $7.2 million, on April 2, 2012.  As of June 30, 2012, the unamortized discount was $6.9 million.  Amortization of the discount is recorded as interest expense using the interest method.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of June 30, 2012, the interest rate applicable to the Term Loan Facility was 5.25%

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2012 through the quarter ending September 29, 2012, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.25 to 1.00. As of June 30, 2012, Yankee Candle's actual net total leverage ratio was 4.87 to 1.00, as defined. As of June 30, 2012, total debt (including Yankee Candle's capital lease obligations of $5.1 million and net of $5.8 million in cash) was approximately $952.5 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

In addition, the Term Loan Facility contains customary covenants and restrictions on Holding Corp. and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates and the ability to change the nature of its business or its fiscal year.  All obligations under the Term Loan Facility are guaranteed by Holding Corp.’s and Yankee Candle’s domestic subsidiaries and secured by a lien on substantially all of the assets of Holding Corp. and its domestic subsidiaries.

Asset-Based Credit Facility

On April 2, 2012, Yankee Candle, together with certain of its foreign subsidiaries, also entered into a Credit Agreement (the “ABL Facility”) with BofA, as agent, the other lenders party thereto.

The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and eligible accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by Yankee Candle’s United Kingdom subsidiary.  Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of June 30, 2012 the interest rate applicable to the ABL Facility was 2.0%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0: 1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on eligible receivables and inventory (the “ABL Loan Cap”) and (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.   As of June 30, 2012, the ABL Loan Cap was $85.2 million.  As of June 30, 2012 Yankee Candle had outstanding letters of credit of $2.2 million and $32.0 million outstanding under the ABL Facility or $34.2 million utilized resulting in unused borrowings of $51.0 million.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

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

Senior Notes and Senior Subordinated Notes

Yankee Candle's senior notes due 2015 (the “Senior Notes”) bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15. Yankee Candle’s senior subordinated notes due 2017 (the “Senior Subordinated Notes”) bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The Senior Notes mature on February 15, 2015 and the Senior Subordinated Notes mature on February 15, 2017. In April 2012, $315.0 million of the Senior Notes were redeemed in connection with the refinancing of the Senior Secured Credit Facility detailed above.  As of June 30, 2012, the Company had $10.0 million outstanding under the Senior Notes and $188.0 million outstanding under the Senior Subordinated Notes.

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

In the event of certain change in control events specified in the indentures governing these notes, Yankee Candle must offer to repurchase all or a portion of such notes at 101% of the principal amount of such notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

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

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at June 30, 2012 by A)Yankee Candle’s Term Loan Facility, B)Yankee Candle’s ABL Facility and C) the indentures governing the Senior Notes and Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indentures governing Yankee Candle’s senior notes and senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements.

A) The ability of Yankee Candle to make dividends to Holding Corp. is limited under the Term Loan Facility.  Under the Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings, provided there is no default or event of default and the dividend payment would not cause the applicable Consolidated Net Interest Coverage Ratio (as defined in the agreement governing the Term Loan Facility) to be greater than 2.0 to 1.0, equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 31, 2012 and for all fiscal years ending after December 31, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan Facility as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non-cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments, voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor, increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

Additionally, as of April 2, 2012, a basket of $137.1 million consisting of the cumulative retained (and not yet applied) available excess amount from the former Senior Secured Credit Facility was available for dividends from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes.

For the fifty-two weeks ended December 31, 2011, Yankee Candle’s required excess cash flow payment was $12.0 million. This amount was classified as short-term debt on the accompanying condensed consolidated balance sheet at December 31, 2011 and subsequently refinanced on a long term basis in April 2012.

B) Under the ABL Facility, Yankee Candle is permitted to make dividends to Holding Corp. (1) on an unlimited basis if certain tests are met and (2) also solely to fund interest payments on the Senior PIK notes subject to the restrictions described below.

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

“August Period”, as used herein, means August 1st through the earlier of the date that the borrowing base certificate is filed for the month of August and the fifteenth business day after the end of the August fiscal month.

(2) Yankee Candle is permitted to make dividends to Holding Corp. and Holding Corp. is permitted to make dividends to YCC Holdings solely for the purpose of funding interest payments due on the Senior PIK Notes if (a) except for payments to be made during the August Period as to which there is no minimum unused borrowing availability requirement, unused borrowing availability is greater than or equal to 15% of the ABL Loan Cap at the time of the making of such dividend and projected on a pro forma basis for the immediately succeeding six months following such dividend and (b) to the extent unused borrowing availability is less than 25% of the ABL Loan Cap and is projected to be less than 25% of the ABL Loan Cap for the immediately succeeding six months following such dividend (or 10%, in the case that the August Period is included in such projected six month period), the consolidated fixed charge coverage ratio for the most recently ended period of twelve fiscal months preceding such dividend on a pro forma basis is greater than or equal to 1.1 to 1.0; provided that for purposes of satisfying the test in this clause (b), no dividend made during the month of August for the purpose of funding, in whole or in part, an interest payment on the Senior PIK Notes shall be included in the calculation of consolidated fixed charge coverage ratio.

C) The indentures governing Yankee Candle's Senior Notes and Senior Subordinated Notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing Yankee Candle’s notes; (ii) Yankee Candle would have a fixed charge coverage ratio of at least 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other “restricted payments” (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle’s most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity. In addition to the capacity described above, Yankee Candle has a “basket” of $35.0 million under the indentures from which it may make dividends in amount not to exceed $35.0 million (since the date of the issuance of Yankee Candle’s notes), so long as there is no default or event of defaults under the indentures.  The ability of Yankee Candle and Holding Corp. to pay dividends to YCC Holdings and thus pay cash interest on the Senior PIK Notes is limited by Delaware law.

During the twenty-six weeks ended June 30, 2012, Holding Corp. paid a dividend of $16.2 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At June 30, 2012, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $147.1 million.

Holding Corp.’s income tax receivable reflects the tax benefit of the related interest expense as a result of YCC Holdings’ issuance of the Senior PIK Notes.  As such, for the twenty-six weeks ended June 30, 2012 Holding Corp. recorded a non-cash contribution of $6.9 million from YCC Holdings. The $6.9 million contribution is shown as a contribution by YCC Holdings LLC in Holding Corp.’s consolidated statement of changes in stockholder’s equity and in Holding Corp.’s non-cash financing section of the consolidated statements of cash flows.

6.	MEMBER’S DEFICIT, STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION

Class C Common Units - Performance Based

In March 2012, the Board of Managers approved the issuance of 13,650 Class C common units to Vice Presidents and above. Typically, the Company’s Class C units vest daily over five years. However, these March 2012 Class C common units (“Class C performance units”) are partially performance based and generally vest as follows, subject to the terms of the applicable agreements:  (i) 25% of the units granted shall vest on a daily basis over five years, (ii) 25% of the units granted shall vest in the event that the Company’s Adjusted EBITDA performance in fiscal 2012 meets or exceeds a pre-approved target established by the Compensation Committee of the Board of Managers (the “2012 units”) and (iii) 50% of the units granted shall vest following the end of any fiscal year during which the Company attains an additional Adjusted EBITDA target established by the Compensation Committee of the Board of Managers.  In the event the Company fails to achieve the 2012 Adjusted EBITDA target referenced in clause (ii) above, such 2012 units remain eligible for vesting under clause (iii) above in the event the Company subsequently achieves the applicable Adjusted EBITDA target. References to “Class C common units” herein shall include these Class C performance units unless otherwise indicated.

A summary of Class A, B and C nonvested units for Yankee Group as of June 30, 2012 and July 2, 2011, and the activity for the twenty-six weeks ended June 30, 2012 and July 2, 2011 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 31, 2011	-	-	4,577	$9.39	54,614	$24.99
Granted	181	-	-	-	63,209	$27.83
Forfeited	-	-	(13)	$9.39	(20,365)	$34.18
Vested	(181)	-	(4,564)	$9.39	(14,216)	$22.99

Nonvested stock at June 30, 2012	-	-	-	-	83,242	$25.25

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 1, 2011	-	-	73,293	$9.39	62,747	$23.16
Granted	174	-	-	$-	11,650	$28.97
Forfeited	-	-	(23,626)	$9.39	-	-
Vested	(174)	-	(23,003)	$9.39	(9,785)	$21.22

Nonvested stock at July 2, 2011	-	-	26,664	$9.39	64,612	$24.50

During the twenty-six weeks ended June 30, 2012, 9 Class A common units, 5,452 vested Class B common units and 711 vested Class C common units were repurchased for $0.3 million. During the twenty-six weeks ended July 2, 2011, 612 Class A common units, 12,346 vested Class B common units and 900 vested Class C common units were repurchased for $0.8 million. Yankee Group anticipates that all of its nonvested common units will vest with the exception of performance shares for which an estimated forfeiture rate has been applied.

The total estimated fair value of equity awards vested during the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $0.4 million. Equity-based compensation expense for the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $0.4 million and $3.5 million, respectively. Included in the $3.5 million of equity-based compensation for the twenty-six weeks ended July 2, 2011 was the $3.0 million payment to the holders of Class B common units and Class C common units. The $3.0 million payment was recorded as additional paid in capital and is shown as a contribution by YCC Holdings LLC in Holding Corp.’s condensed consolidated statement of changes in stockholder’s equity and in Holding Corp.’s condensed consolidated statements of cash flows.

As of June 30, 2012, there was approximately $2.0 million of total unrecognized compensation cost related to Yankee Group’s Class C common unit equity awards and there was no unrecognized expense related to Yankee Group’s Class A and Class B common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (July 2012 to June 2017).

Presented below is a summary of assumptions for the indicated periods. During the twenty-six weeks ended June 30, 2012, there were 63,209 Class C grants. There were 11,650 Class C grants for the twenty-six weeks ended July 2, 2011.

Assumptions	Twenty-Six Weeks Ended June 30, 2012 Option Pricing Method Black-Scholes	Twenty-Six Weeks Ended July 2, 2011 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$27.83	$28.97
Weighted average volatility	77.0%	76.1%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	-	-
Weighted average risk-free interest rate	0.9%	2.2%

With respect to the Class C common units, since YCC Holdings and Yankee Group are not publicly traded, the estimate of expected volatility is based on the median historical volatility of a group of eight comparable public companies, adjusted for differences in leverage. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately five years based on management’s estimate of the time to a liquidity event. Yankee Group does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

7.	RESTRUCTURING CHARGES

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes.  As a result of these changes the Company incurred restructuring charges of $0.7 million during the first quarter of 2012 for employee related severance costs.

During the second quarter of 2012, the Company’s wholly-owned subsidiary Yankee Candle (Europe), LTD (“YCE”), relocated its corporate headquarters and distribution center in England.  As a result of these changes the Company incurred restructuring charges of $1.1 million during the thirteen weeks ended June 30, 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.  Total restructuring costs recorded for the twenty-six weeks ended June 30, 2012 were $1.7 million.

The Company made restructuring related payments of $0.4 million and $0.5 million during the thirteen and twenty-six weeks ended June 30, 2012, respectively.  As of June 30, 2012, the balance of $2.1 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.4 million as a result of the first quarter of 2012 organization changes detailed above, (ii) continuing operations occupancy related expenses of $1.0 million related to YCE exiting the old facility prior to the termination of the lease agreement and (iii) discontinued operations of $0.7 million primarily related to lease agreements for one Illuminations retail store and a lease related the former Illuminations corporate headquarters in Petaluma, California.  The lease at the old YCE facility expires in May of 2014.  Lease payments will be paid through the lease termination date unless the Company is able to structure a buyout with the landlord or is able to find a replacement tenant.  The lease for the Illuminations retail store expires in January 2017 and the lease for the property in Petaluma California expires in March 2013. These Illuminations leases will be paid through the lease termination date unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen and twenty-six weeks ended June 30, 2012 (in thousands):

		Thirteen Weeks Ended June 30, 2012
	Accrued as of March 31, 2012	Expense	Costs Paid	Non-Cash Charges	Accrued as of June 30, 2012
Continuing Operations
Employee related	$560	$-	$(210)	$-	$350
Occupancy related	-	1,070	(94)	23	999
Total Continuing Operations	560	1,070	(304)	23	1,349
Discontinued Operations
Occupancy related	794	-	(51)	-	743
Total Discontinued Operations	794	-	(51)	-	743
Total Restructuring Charges	$1,354	$1,070	$(355)	$23	$2,092

		Twenty-Six Weeks Ended June 30, 2012
	Accured as of December 31,2011	Expenses	Cost Paid	Non-Cash Charges	Accured as of June 30,2012
Continuing Operations
Employee related	-	655	(305)	-	350
Occupancy related	-	1,070	(94)	23	999
Total Continuing Operations	-	1,725	(399)	23	1,349
Discontinued Operations	-
Occupancy related	866	-	(123)	-	743
Total Discontinued Operations	866	-	(123)	-	743
Total Restructuring Charges	866	1,725	(522)	23	2,092

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Companies follow the guidance under ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments. The guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder’s equity or member’s deficit as accumulated other comprehensive income (loss) (“OCI”) or net income (loss) depending on whether the derivative instrument qualifies and has been designated as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility.  Yankee Candle’s interest rate swaps are not designated as cash flow hedges and the swaps are measured at fair value with changes in fair value recognized as other (income) expense.

The fair values of the Companies’ derivative instruments as of June 30, 2012 and December 31, 2011, were as follows (in thousands):

	Fair Value of Derivative Instruments
	Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$5,668	$9,409

Total Derivative Liabilities		$5,668	$9,409

The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain Recognized on Derivatives	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended July 2, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other income	$(2,182)	$(724)

Total		$(2,182)	$(724)

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain/Loss Recognized on Derivatives	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other income	$(3,741)	$(2,131)

Total		$(3,741)	$(2,131)

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Twenty-Six Weeks Ended June 30, 2012	Twenty-Six Weeks Ended July 2, 2011
Cash Flow Hedges
Interest rate swap agreements	Other expense	$-	$1,169

Total		$-	$1,169

9.	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2012
Assets	Level 1	Level 2	Level 3	Total
Marketable securities	$2,022	$-	$-	$2,022

Total Assets	$2,022	$-	$-	$2,022

Liabilities
Interest rate swap agreements	$-	$5,668	$-	$5,668

Total Liabilities	$-	$5,668	$-	$5,668

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
Assets	Level 1	Level 2	Level 3	Total
Marketable securities	$1,670	$-	$-	$1,670

Total Assets	$1,670	$-	$-	$1,670

Liabilities
Interest rate swap agreements	$-	$9,409	$-	$9,409

Total Liabilities	$-	$9,409	$-	$9,409

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

Financial Instruments Not Measured at Fair Value

The Companies’ long-term debt is recorded at historical amounts. The Companies determine the fair value of their long-term debt based on current quoted market prices (Level 1 in the fair value hierarchy). The following table represents the carrying value and fair value of Yankee Candle’s senior notes, senior subordinated notes and Term Loan Facility and YCC Holdings’ Senior PIK Notes as of June 30, 2012 and December 31, 2011 (in thousands):  The fair value of the Companies’ ABL Facility approximates the carrying value.

	June 30, 2012
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $6,904	$716,283	$722,318
Senior notes due 2015	10,000	10,250
Senior subordinated notes due 2017	188,000	194,345
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $4,895	310,105	319,331

	December 31, 2011
Holding Corp.:	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$381,605
Senior notes due 2015	325,000	327,031
Senior subordinated notes due 2017	188,000	182,125
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $5,424	309,576	274,444

10. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Companies have segmented their operations in a manner that reflects how their chief operating decision–maker (the “CEO”) currently reviews the results of the Companies and their subsidiaries’ businesses. The CEO evaluates its retail, wholesale, and international operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations, loss on extinguishment of debt, and other costs not allocated to specific operating segments. The Companies do not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011 (in thousands):

YCC Holdings
Thirteen Weeks June 30, 2012	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Sales	$81,809	$40,530	$22,988	$-	$145,327
Gross profit	52,417	20,030	9,171	(197)	81,421
Selling expenses	42,936	2,920	6,907	468	53,231
Operating income	9,481	17,110	2,264	(19,686)	9,169
Interest and other expense, net	-	-	-	(38,961)	(38,961)
Loss from continuing operations before benefit from income taxes					$(29,792)

Thirteen Weeks Ended July 2, 2011	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Sales	$73,071	$38,123	$18,719	$-	$129,913
Gross profit	46,614	17,694	7,391	(77)	71,622
Selling expenses	40,924	3,105	4,681	3,420	52,130
Operating income	5,690	14,589	2,710	(17,526)	5,463
Interest and other expense, net	-	-	-	(25,223)	(25,223)
Loss from continuing operations before benefit from income taxes					$(19,760)

Holding Corp.
Thirteen Weeks June 30, 2012	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Sales	$81,809	$40,530	$22,988	$-	$145,327
Gross profit	52,417	20,030	9,171	(197)	81,421
Selling expenses	42,936	2,920	6,907	468	53,231
Operating income	9,481	17,110	2,264	(19,686)	9,169
Interest and other expense, net	-	-	-	(30,194)	(30,194)
Loss from continuing operations before benefit from income taxes					$(21,025)

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirteen Weeks Ended July 2, 2011	Retail	Wholesale	International	Other	Operations
Sales	$73,071	$38,123	$18,719	$-	$129,913
Gross profit	46,614	17,694	7,391	(77)	71,622
Selling expenses	40,924	3,105	4,681	3,420	52,130
Operating income	5,690	14,589	2,710	(17,521)	5,468
Interest and other expense, net	-	-	-	(16,692)	(16,692)
Loss from continuing operations before benefit from income taxes					$(11,224)

YCC Holdings
					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Twenty-Six Weeks June 30, 2012	Retail	Wholesale	International	Other	Operations
Sales	$162,777	$90,703	$46,914	$-	$300,394
Gross profit	103,473	43,208	19,259	(729)	165,211
Selling expenses	87,711	5,936	13,038	2,029	108,714
Operating income	15,762	37,272	6,221	(39,380)	19,875
Interest and other expense, net	-	-	-	(63,813)	(63,813)
Loss from continuing operations before benefit from income taxes					$(43,938)

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Twenty-Six Weeks Ended July 2, 2011	Retail	Wholesale	International	Other	Operations
Sales	$147,848	$85,572	$40,607	$-	$274,027
Gross profit	93,965	40,382	16,709	(183)	150,873
Selling expenses	82,067	6,313	9,914	6,895	105,189
Operating income	11,898	34,069	6,795	(39,901)	12,861
Interest and other expense, net	-	-	-	(46,093)	(46,093)
Loss from continuing operations before benefit from income taxes					$(33,232)

Holding Corp.
Twenty-Six Weeks June 30, 2012	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Sales	$162,777	$90,703	$46,914	$-	$300,394
Gross profit	103,473	43,208	19,259	(729)	165,211
Selling expenses	87,711	5,936	13,038	2,029	108,714
Operating income	15,762	37,272	6,221	(39,335)	19,920
Interest and other expense, net	-	-	-	(46,336)	(46,336)
Loss from continuing operations before benefit from income taxes					$(26,416)

Twenty-Six Weeks Ended July 2, 2011	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Sales	$147,848	$85,572	$40,607	$-	$274,027
Gross profit	93,965	40,382	16,709	(183)	150,873
Selling expenses	82,067	6,313	9,914	6,895	105,189
Operating income	11,898	34,069	6,795	(39,696)	13,066
Interest and other expense, net	-	-	-	(32,496)	(32,496)
Loss from continuing operations before benefit from income taxes					$(19,430)

Long lived assets of the Companies’ foreign operations were approximately $8.2 million and $3.9 million as of June 30, 2012 and December 31, 2011, respectively.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$3,068	$1,145	$1,617	$-	$5,830
Accounts receivable, net	-	23,493	44	15,881	-	39,418
Inventory	-	85,357	92	23,969	-	109,418
Prepaid expenses and other current assets	-	30,453	79	1,306	(774)	31,064
Deferred tax assets	-	9,384	39	212	-	9,635

TOTAL CURRENT ASSETS	-	151,755	1,399	42,985	(774)	195,365

PROPERTY AND EQUIPMENT, NET	-	115,524	91	8,223	-	123,838
MARKETABLE SECURITIES	-	2,022	-	-	-	2,022
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	268,060	-	120	-	268,180
DEFERRED FINANCING COSTS	-	14,206	-	-	-	14,206
OTHER ASSETS	-	365	-	26	-	391
INTERCOMPANY RECEIVABLES	-	41,341	(14)	-	(41,327)	-
INVESTMENT IN SUBSIDIARIES	93,113	(1,067)	-	-	(92,046)	-

TOTAL ASSETS	$93,113	$1,235,776	$1,476	$51,354	$(134,147)	$1,247,572

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$17,040	$22	$3,870	$-	$20,932
Accrued payroll	-	7,934	110	517	-	8,561
Accrued interest	-	7,527	-	-	-	7,527
Accrued income taxes	-	-	-	774	(774)	-
Accrued purchases of property and equipment	-	3,933	-	71	-	4,004
Current portion of long-term debt	-	7,250	-	-	-	7,250
Current portion of capital leases	-	1,126	-	306	-	1,432
Other accrued liabilities	-	27,378	1,182	4,378	-	32,938

TOTAL CURRENT LIABILITIES	-	72,188	1,314	9,916	(774)	82,644

DEFERRED TAX LIABILITIES	-	111,305	-	-	-	111,305
LONG-TERM DEBT, NET OF CURRENT PORTION	-	939,033	-	-	-	939,033
DEFERRED RENT	-	12,871	-	118	-	12,989
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,446	-	1,222	-	3,668
OTHER LONG-TERM LIABILITIES	-	4,820	-	-	-	4,820
INTERCOMPANY PAYABLES	-	-	-	41,327	(41,327)	-
STOCKHOLDER'S EQUITY	93,113	93,113	162	(1,229)	(92,046)	93,113

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$93,113	$1,235,776	$1,476	$51,354	$(134,147)	$1,247,572

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$45,777	$1,830	$3,226	$-	$50,833
Accounts receivable, net	-	34,641	79	22,293	-	57,013
Inventory	-	63,710	94	11,759	-	75,563
Prepaid expenses and other current assets	-	4,037	69	818	-	4,924
Deferred tax assets	-	8,585	40	99	-	8,724

TOTAL CURRENT ASSETS	-	156,750	2,112	38,195	-	197,057

PROPERTY AND EQUIPMENT, NET	-	114,447	78	3,877	-	118,402
MARKETABLE SECURITIES	-	1,670	-	-	-	1,670
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	269,230	-	175	-	269,405
DEFERRED FINANCING COSTS	-	11,006	-	-	-	11,006
OTHER ASSETS	-	390	-	4	-	394
INTERCOMPANY RECEIVABLES	-	31,160	164	-	(31,324)	-
INVESTMENT IN SUBSIDIARIES	118,911	3,886	-	-	(122,797)	-

TOTAL ASSETS	$118,911	$1,232,109	$2,354	$42,251	$(154,121)	$1,241,504

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$18,259	$104	$2,746	$-	$21,109
Accrued payroll	-	6,523	25	362	-	6,910
Accrued interest	-	17,377	-	-	-	17,377
Accrued income taxes	-	6,727	-	542	-	7,269
Accrued purchases of property and equipment	-	2,310	-	296	-	2,606
Current portion of long-term debt	-	12,042	-	-	-	12,042
Current portion of capital leases	-	975	-	-	-	975
Other accrued liabilities	-	33,433	1,856	3,400	-	38,689

TOTAL CURRENT LIABILITIES	-	97,646	1,985	7,346	-	106,977

DEFERRED TAX LIABILITIES	-	107,123	-	-	-	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	-	889,083	-	-	-	889,083
DEFERRED RENT	-	12,769	-	64	-	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,597	-	-	-	2,597
OTHER LONG-TERM LIABILITIES	-	3,980	-	-	-	3,980
INTERCOMPANY PAYABLES	-	-	-	31,324	(31,324)	-
STOCKHOLDER'S EQUITY	118,911	118,911	369	3,517	(122,797)	118,911

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$118,911	$1,232,109	$2,354	$42,251	$(154,121)	$1,241,504

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 30, 2012

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$144,836	$547	$22,205	$(22,261)	$145,327
Cost of sales	-	62,672	162	18,620	(17,548)	63,906

Gross profit	-	82,164	385	3,585	(4,713)	81,421
Selling expenses	-	45,562	484	7,245	(60)	53,231
General and administrative expenses	-	17,873	-	41	37	17,951
Restructuring charges	-	-	-	1,070	-	1,070

Operating income (loss)	-	18,729	(99)	(4,771)	(4,690)	9,169

Interest expense	-	18,536	-	17	-	18,553
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Other expense (income)	-	1,089	-	(2,824)	-	(1,735)

Loss before benefit from income taxes	-	(14,272)	(99)	(1,964)	(4,690)	(21,025)

Benefit from income taxes	-	(5,309)	(38)	(493)	(1,675)	(7,515)

Loss from continuing operations	-	(8,963)	(61)	(1,471)	(3,015)	(13,510)

Loss from discontinued operations, net of income taxes	-	(31)	-	-	-	(31)
Loss before equity in losses (earnings) of subsidiaries, net of tax	-	(8,994)	(61)	(1,471)	(3,015)	(13,541)

Equity in losses (earnings) of subsidiaries, net of tax	13,541	1,532	-	-	(15,073)	-

Net (loss) income	$(13,541)	$(10,526)	$(61)	$(1,471)	$12,058	$(13,541)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended July 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$128,093	$558	$17,858	$(16,596)	$129,913
Cost of sales	-	56,304	165	14,914	(13,092)	58,291

Gross profit	-	71,789	393	2,944	(3,504)	71,622
Selling expenses	-	47,104	494	4,593	(61)	52,130
General and administrative expenses	-	13,988	-	1	35	14,024

Operating income (loss)	-	10,697	(101)	(1,650)	(3,478)	5,468

Interest expense	-	17,777	-	-	-	17,777
Other loss (income)	-	1,052	-	(2,137)	-	(1,085)

(Loss) income before (benefit) provision for income taxes	-	(8,132)	(101)	487	(3,478)	(11,224)

(Benefit) provision for income taxes	-	(2,838)	(35)	124	(1,231)	(3,980)

(Loss) income from continuing operations	-	(5,294)	(66)	363	(2,247)	(7,244)

Loss from discontinued operations, net of income taxes	-	(132)	-	-	-	(132)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(5,426)	(66)	363	(2,247)	(7,376)

Equity in losses (earnings) of subsidiaries, net of tax	7,376	(297)	-	-	(7,079)	-

Net (loss) income	$(7,376)	$(5,129)	$(66)	$363	$4,832	$(7,376)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended June 30, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(13,541)	$(10,526)	$(61)	$(1,471)	$12,058	$(13,541)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	(675)	-	(675)
Other comprehensive loss, net of tax	-	-	-	(675)	-	(675)
Equity in other comprehensive loss of subsidiaries, net of tax	(675)	-	-	-	675	-
Comprehensive loss	$(14,216)	$(10,526)	$(61)	$(2,146)	$12,733	$(14,216)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended July 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(7,376)	$(5,129)	$(66)	$363	$4,832	$(7,376)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	(279)	-	(279)
Other comprehensive loss, net of tax	-	-	-	(279)	-	(279)
Equity in other comprehensive loss of subsidiaries, net of tax	(279)	-	-	-	279	-

Comprehensive loss	$(7,655)	$(5,129)	$(66)	$84	$5,111	$(7,655)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six Weeks Ended June 30, 2012

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$291,195	$1,048	$45,776	$(37,625)	$300,394
Cost of sales	-	128,648	335	37,480	(31,280)	135,183

Gross profit	-	162,547	713	8,296	(6,345)	165,211
Selling expenses	-	94,045	958	13,831	(120)	108,714
General and administrative expenses	-	34,697	-	72	83	34,852
Restructuring charges	-	655	-	1,070	-	1,725

Operating income (loss)	-	33,150	(245)	(6,677)	(6,308)	19,920

Interest expense	-	35,753	-	34	-	35,787
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Other expense (income)	-	2,176	-	(5,003)	-	(2,827)

Loss before benefit from income taxes	-	(18,155)	(245)	(1,708)	(6,308)	(26,416)

Benefit from income taxes	-	(6,667)	(90)	(427)	(2,252)	(9,436)

Loss from continuing operations	-	(11,488)	(155)	(1,281)	(4,056)	(16,980)

Loss from discontinued operations, net of income taxes	-	(74)	-	-	-	(74)
Loss before equity in losses (earnings) of subsidiaries, net of tax	-	(11,562)	(155)	(1,281)	(4,056)	(17,054)

Equity in losses (earnings) of subsidiaries, net of tax	17,054	1,436	-	-	(18,490)	-

Net (loss) income	$(17,054)	$(12,998)	$(155)	$(1,281)	$14,434	$(17,054)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six Weeks Ended July 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$263,210	$1,084	$39,183	$(29,450)	$274,027
Cost of sales	-	115,678	327	31,925	(24,776)	123,154

Gross profit	-	147,532	757	7,258	(4,674)	150,873
Selling expenses	-	94,596	979	9,734	(120)	105,189
General and administrative expenses	-	32,532	-	1	85	32,618

Operating income (loss)	-	20,404	(222)	(2,477)	(4,639)	13,066

Interest expense	-	35,456	-	-	-	35,456
Other loss (income)	-	545	-	(3,505)	-	(2,960)

(Loss) income before (benefit) provision for income taxes	-	(15,597)	(222)	1,028	(4,639)	(19,430)

(Benefit) provision for income taxes	-	(5,439)	(78)	271	(1,646)	(6,892)

(Loss) income from continuing operations	-	(10,158)	(144)	757	(2,993)	(12,538)

Loss from discontinued operations, net of income taxes	-	(186)	-	-	-	(186)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(10,344)	(144)	757	(2,993)	(12,724)

Equity in losses (earnings) of subsidiaries, net of tax	12,724	(613)	-	-	(12,111)	-

Net (loss) income	$(12,724)	$(9,731)	$(144)	$757	$9,118	$(12,724)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Twenty-Six Weeks Ended June 30, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(17,054)	$(12,998)	$(155)	$(1,281)	$14,434	$(17,054)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	403	-	403
Other comprehensive income, net of tax	-	-	-	403	-	403
Equity in other comprehensive income of subsidiaries, net of tax	403	-	-	-	(403)	-

Comprehensive loss	$(16,651)	$(12,998)	$(155)	$(878)	$14,031	$(16,651)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Twenty-Six Weeks Ended July 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(12,724)	$(9,731)	$(144)	$757	$9,118	$(12,724)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	190	-	190
Unrealized gain on interest rate swaps	-	712	-	-	-	712
Other comprehensive income, net of tax	-	712	-	190	-	902
Equity in other comprehensive income of subsidiaries, net of tax	902	-	-	-	(902)	-

Comprehensive loss	$(11,822)	$(9,019)	$(144)	$947	$8,216	$(11,822)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 30, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(17,054)	$(12,998)	$(155)	$(1,281)	$14,434	$(17,054)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on derivative contracts	-	(3,741)	-	-	-	(3,741)
Depreciation and amortization	-	15,721	12	589	-	16,322
Unrealized gain on marketable securities	-	(92)	-	-	-	(92)
Equity-based compensation expense	-	424	-	-	-	424
Deferred taxes	-	3,250	1	(113)	-	3,138
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Loss on disposal and impairment of property and equipment	-	37	-	-	-	37
Restructuring charges	-	-	-	1,070	-	1,070
Equity in losses (earnings) of subsidiaries	17,054	1,436	-	(4,056)	(14,434)	-
Changes in assets and liabilities:
Accounts receivable	-	11,148	35	6,510	-	17,693
Inventory	-	(21,646)	2	(12,082)	-	(33,726)
Prepaid expenses and other assets	-	(5,596)	(10)	(505)	-	(6,111)
Accounts payable	-	(1,219)	(82)	1,107	-	(194)
Income taxes	-	(20,453)	-	232	-	(20,221)
Accrued expenses and other liabilities	-	(10,356)	(589)	531	-	(10,414)

NET CASH USED IN OPERATING ACTIVITIES	-	(30,709)	(786)	(7,998)	-	(39,493)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(11,313)	(29)	(3,527)	-	(14,869)
Intercompany payables/receivables	-	(10,190)	-	-	10,190	-
NET CASH USED IN INVESTING ACTIVITIES	-	(21,503)	(29)	(3,527)	10,190	(14,869)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000	-	-	-	15,000
Borrowings under Asset-Based Credit Facility	-	32,000	-	-	-	32,000
Borrowings under Term Loan Facility		717,750	-	-	-	717,750
Repayments under Senior Secured Credit Facility	-	(718,125)	-	-	-	(718,125)
Payments of call premiums and fees for extinguishment of debt		(6,763)	-	-	-	(6,763)
Repayments under Term Loan Facility		(1,812)	-	-	-	(1,812)
Financing costs	-	(11,579)	-	-	-	(11,579)
Dividend to YCC Holdings LLC	-	(16,195)	-	-	-	(16,195)
Proceeds from issuance of common stock	-	17	-	-	-	17
Repurchase of common stock	-	(279)	-	-	-	(279)
Principal payments on capital lease obligations	-	(511)	-	(154)	-	(665)
Intercompany payables/receivables	-	-	130	10,060	(10,190)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	9,503	130	9,906	(10,190)	9,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	10	-	10

NET DECREASE IN CASH	-	(42,709)	(685)	(1,609)	-	(45,003)

CASH, BEGINNING OF PERIOD	-	45,777	1,830	3,226	-	50,833

CASH, END OF PERIOD	$-	$3,068	$1,145	$1,617	$-	$5,830

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended July 2, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(12,724)	$(9,731)	$(144)	$757	$9,118	$(12,724)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	-	19,915	10	410	-	20,335
Gain on derivatives	-	(2,132)	-	-	-	(2,132)
Unrealized gain on marketable securities	-	(63)	-	-	-	(63)
Equity-based compensation expense	-	391	-	-	-	391
Deferred taxes	-	(25)	11	(6)	-	(20)
Loss on disposal of property and equipment	-	293	-	-	-	293
Equity in losses of subsidiaries	12,724	(613)	-	(3,504)	(8,607)	-
Changes in assets and liabilities:						-
Accounts receivable, net	-	8,182	121	4,783	-	13,086
Inventory	-	(35,835)	7	(7,093)	-	(42,921)
Prepaid expenses and other assets	-	27	(43)	(2,180)	-	(2,196)
Accounts payable	-	(2,682)	(20)	(15)	-	(2,717)
Income taxes payable	-	(27,105)	-	310	-	(26,795)
Accrued expenses and other current liabilities	-	(7,950)	(575)	24	(511)	(9,012)

NET CASH USED IN OPERATING ACTIVITIES	-	(57,328)	(633)	(6,514)	-	(64,475)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,161)	(29)	(503)	-	(9,693)
Intercompany payables/receivables	-	(6,230)	-	-	6,230	-

NET CASH USED IN INVESTING ACTIVITIES	-	(15,391)	(29)	(503)	6,230	(9,693)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings on credit facility	-	66,000	-	-	-	66,000
Contribution by YCC Holdings LLC	-	3,000	-	-	-	3,000
Investment in subsidiary	-	(160)	-	-	160	-
Contribution by Yankee Holding Corp.	-	-	-	160	(160)	-
Dividends paid to YCC Holdings LLC	-	(2,112)	-	-	-	(2,112)
Proceeds from issuance of common stock	-	20	-	-	-	20
Repurchase of common stock	-	(784)	-	-	-	(784)
Principal payments on capital lease obligations	-	(332)	-	-	-	(332)
Financing costs	-	(452)	-	-	-	(452)
Intercompany payables/receivables	-	-	60	6,170	(6,230)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	65,180	60	6,330	(6,230)	65,340

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	55	-	55

NET DECREASE IN CASH	-	(7,539)	(602)	(632)	-	(8,773)

CASH, BEGINNING OF PERIOD	-	8,702	1,868	2,143	-	12,713

CASH, END OF PERIOD	$-	$1,163	$1,266	$1,511	$-	$3,940

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Retail Operations: We are the largest specialty retailer of premium scented candles in the U.S. Our retail operations include our retail stores, our Consumer Direct business, our Fundraising business, and Chandler's restaurant (located at our South Deerfield, Massachusetts flagship store). We operate 557 specialty retail stores under the Yankee Candle ® name as of June 30, 2012. Our retail stores, excluding our two flagship stores, average approximately 1,624 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Operations: We have an attractive and growing wholesale segment with a diverse customer base. As of June 30, 2012, we had approximately 28,200 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl’s, regional department stores, “premium mass” retailers such as Target and Meijer, home improvement retailers and selected club stores and other national accounts. We believe the Yankee Candle® brand name is the most recognized brand in the premium scented candle market. Our wholesale customers are also loyal, with approximately 79% of our U.S. wholesale accounts having been customers for more than five years. We believe that our ability to provide industry leading category management expertise to our wholesale customers regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences is a significant competitive advantage that we plan to continue to leverage.

 International Operations: We sell our products in the United Kingdom and elsewhere in Europe primarily through international distributors and our wholly-owned subsidiary Yankee Candle (Europe), LTD (“YCE”), which has an international wholesale customer network of approximately 6,000 store locations and distributors covering 57 countries as of June 30, 2012. YCE sells our products through multiple channels, with the majority of its sales occurring in the United Kingdom and Ireland through independent gift stores, national accounts and also through its "store within a store" retail concessions business. YCE also sells directly to wholesale accounts in countries such as Germany, Italy and France, and to numerous other countries through distributors. We intend to continue to grow our business outside of North America by leveraging our wholesale distribution network and our new distribution center in Bristol, England, and by further expanding our international business, including further geographic expansion in Asia, primarily in Japan, China and Korea and in Latin America.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
YCC Holdings LLC Statements of Operations Data:
Sales:
Retail	56.3%	56.2%	54.2%	54.0%
Wholesale	27.9	29.3	30.2	31.2
International	15.8	14.5	15.6	14.8
Total sales	100.0	100.0	100.0	100.0
Cost of sales	44.0	44.9	45.0	44.9
Gross profit	56.0	55.1	55.0	55.1
Selling expenses	36.6	40.1	36.2	38.4
General and administrative expenses	12.4	10.8	11.6	12.0
Restructuring charges	0.7	-	0.6	-
Operating income	6.3	4.2	6.6	4.7
Other expense, net	26.8	19.4	21.2	16.8
Loss from continuing operations before benefit from income taxes	(20.5)	(15.2)	(14.6)	(12.1)
Benefit from income taxes	(7.6)	(5.5)	(5.4)	(4.5)
Loss from continuing operations	(12.9)	(9.7)	(9.2)	(7.6)
Loss from discontinued operations, net of taxes	-	(0.1)	-	(0.1)
Net loss	(12.9)%	(9.8)%	(9.2)%	(7.7)%

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Yankee Holding Corp. Statements of Operations Data:
Sales:
Retail	56.3%	56.2%	54.2%	54.0%
Wholesale	27.9	29.3	30.2	31.2
International	15.8	14.5	15.6	14.8
Total sales	100.0	100.0	100.0	100.0
Cost of sales	44.0	44.9	45.0	44.9
Gross profit	56.0	55.1	55.0	55.1
Selling expenses	36.6	40.1	36.2	38.4
General and administrative expenses	12.4	10.8	11.6	11.9
Restructuring charges	0.7	-	0.6	-
Operating income	6.3	4.2	6.6	4.8
Other expense, net	20.8	12.8	15.4	11.9
Loss from continuing operations before benefit from income taxes	(14.5)	(8.6)	(8.8)	(7.1)
Benefit from income taxes	(5.2)	(3.0)	(3.1)	(2.6)
Loss from continuing operations	(9.3)	(5.6)	(5.7)	(4.5)
Loss from discontinued operations, net of taxes	-	(0.1)	-	(0.1)
Net loss	(9.3)%	(5.7)%	(5.7)%	(4.6)%

The results of operations discussion that follows for the thirteen and twenty-six weeks ended June 30, 2012 versus the thirteen and twenty-six weeks ended July 2, 2011 is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended June 30, 2012 versus the Thirteen weeks ended July 2, 2011

SALES

Sales increased 11.9% to $145.3 million for the thirteen weeks ended June 30, 2012 from $129.9 million for the thirteen weeks ended July 2, 2011.

Retail Sales

Retail sales increased 11.9% to $81.8 million for the thirteen weeks ended June 30, 2012, from $73.1 million for the thirteen weeks ended July 2, 2011.  The increase in retail sales was primarily due to (i) increased comparable store sales of approximately $3.4 million, (ii) increased sales in our catalog and internet business (“Consumer Direct”) of approximately $2.7 million, (iii) sales attributable to stores opened in 2011 that have not yet entered the comparable store base (which in 2011 were open for less than a full year) of approximately $1.7 million and (iv) the addition of 15 new Yankee Candle stores during 2012 which contributed $1.3 million. These increases were partially offset by a decrease in sales from our Yankee Candle Fundraising division of approximately $0.4 million.

Comparable sales for our Retail business, including Consumer Direct, increased 9.6% for the thirteen weeks ended June 30, 2012 compared to the thirteen weeks ended July 2, 2011. Yankee Candle comparable store sales for the thirteen weeks ended June 30, 2012 increased 5.9% compared to the thirteen weeks ended July 2, 2011. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in transactions of 8.0% offset by a decrease in the average ticket price of 2.1%. There were 515 stores included in the Yankee Candle comparable store base as of June 30, 2012 as compared to 495 stores included in the Yankee Candle comparable store base as of July 2, 2011. There were 557 total retail stores open as of June 30, 2012, compared to 528 total retail stores open as of July 2, 2011.

Wholesale Sales

Wholesale sales increased 6.3% to $40.5 million for the thirteen weeks ended June 30, 2012 from $38.1 million for the thirteen weeks ended July 2, 2011.

The increase in wholesale sales was primarily due to (i) increased sales in our “all other” channel, consisting of  various accounts outside of our premium mass, specialty, and gift channels, of approximately $2.7 million, (ii) increased sales to domestic premium mass channel of approximately $1.2 million, and (iii) increased sales in our domestic gift store account channel of approximately $0.2 million, partially offset by decreased sales to domestic specialty and department store channels of approximately $1.6 million.

International Sales

International sales increased 22.8% to $23.0 million for the thirteen weeks ended June 30, 2012 from $18.7 million for the thirteen weeks ended July 2, 2011.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $2.6 million, (ii) increased sales in our retail concession channel of $0.6 million, (iii) increased sales in our European wholesale business (outside of the United Kingdom) of $0.5 million and (iv) increased sales in our international distributor channels of $1.2 million. These sales increases were partially offset by a decrease of $0.6 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 13.7% to $81.4 million for the thirteen weeks ended June 30, 2012 from $71.6 million for the thirteen weeks ended July 2, 2011. As a percentage of sales, gross profit increased to 56.0% for the thirteen weeks ended June 30, 2012 from 55.1% for the thirteen weeks ended July 2, 2011. Included in gross profit for the thirteen weeks ended June 30, 2012 and July 2, 2011 are purchase accounting costs of $0.2 million and $0.1 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 12.4% to $52.4 million for the thirteen weeks ended June 30, 2012 compared to $46.6 million for the thirteen weeks ended July 2, 2012.  The increase in gross profit dollars over the prior year quarter was primarily due to (i) increased sales volume which increased gross profit by approximately $7.4 million, (ii) price increases taken during the first quarter of 2012, which assuming no elasticity contributed $3.4 million, and (iii) decreased costs in our supply chain operations of approximately $0.5 million partially offset by increased promotional and marketing activity of approximately $5.6 million.

As a percentage of sales, retail gross profit increased slightly to 64.1% for the thirteen weeks ended June 30, 2012 from 63.8% for the thirteen weeks ended July 2, 2011. The increase in gross profit rate was primarily the result of (i) price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately 1.6%, (ii) decreased costs in our supply chain operations resulting in an increase in gross profit rate of 0.6%, (iii) increased gross profit rate of our Yankee Candle fundraising division of 0.4%, partially offset by increased promotional activity which decreased gross profit by approximately 2.3%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 13.0% to $20.0 million for the thirteen weeks ended June 30, 2012 from $17.7 million for the thirteen weeks ended July 2, 2011. The increase in wholesale gross profit dollars was primarily attributable to (i) price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately $2.0 million, (ii) decreased costs in our supply chain operations of approximately $0.9 million and (iii) decreased promotional and marketing activity of approximately $0.6 million, partially offset by an unfavorable product cost related to shift in channel mix of approximately $1.2 million.

As a percentage of sales, wholesale gross profit increased to 49.4% for the thirteen weeks ended June 30, 2012 from 46.4% for the thirteen weeks ended July 2, 2011. The increase in gross profit rate was primarily attributable to (i) price increases taken during the first quarter of 2012, which assuming no elasticity contributed approximately 2.7%, (ii) decreased costs in our supply chain operations which increased gross profit rate by approximately 2.3%, and (iii) decreased allowances and promotional and marketing activity which increased gross profit rate by 0.8%, partially offset by unfavorable product cost related to shift in channel mix of 2.8%.

International Gross Profit

International gross profit dollars increased 24.3% to $9.2 million for the thirteen weeks ended June 30, 2012 from $7.4 million for the thirteen weeks ended July 2, 2011. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $2.6 million and (ii) favorable product cost mix of $1.6 million, partially offset by (i) increased allowances and promotional and marketing activity which decreased gross profit by approximately $1.8 million and (ii) increased supply chain and logistics costs which decreased gross profit by approximately $0.5 million.

As a percentage of sales, international gross profit showed a slight increase to 39.9% for the thirteen weeks ended June 30, 2012 from 39.5% for the thirteen weeks ended July 2, 2011. The increase in gross profit rate was primarily attributable to favorable product cost mix of approximately 6.8%, which was partially offset by increased allowances and promotional and marketing activity which decreased gross profit rate by 4.3% coupled with increased supply chain operations and logistics costs which decreasee gross profit rate by 2.1%.

SELLING EXPENSES

Selling expenses increased 2.1% to $53.2 million for the thirteen weeks ended June 30, 2012 from $52.1 million for the thirteen weeks ended July 2, 2011. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 36.6% and 40.1% for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively.

Included in selling expenses for the thirteen weeks ended June 30, 2012 and July 2, 2011 are purchase accounting costs of $0.5 million and $3.4 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 4.9% to $42.9 million for the thirteen weeks ended June 30, 2012 from $40.9 million for the thirteen weeks ended July 2, 2011.  As a percentage of retail sales, retail selling expenses were 52.5% and 56.0% for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively.  The increase in retail selling expenses in dollars was related to selling expenses incurred in the new Yankee Candle retail stores opened in 2012 and 2011, which together represented an increase of approximately $2.7 million, partially offset by decreased marketing related costs of approximately $0.6 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 2.1% as a result of increased comparable store sales coupled with the decrease in marketing related costs of approximately 1.1%.

Wholesale Selling Expenses

Wholesale selling expenses decreased 6.5% to $2.9 million for the thirteen weeks ended June 30, 2012 from $3.1 million for the thirteen weeks ended July 2, 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 7.2% and 8.1% for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively. The decrease in selling expenses and as a percentage of sales was attributable to decreased marketing and labor costs and an increase in sales quarter over quarter.

International Selling Expenses

International selling expenses increased 46.8% to $6.9 million for the thirteen weeks ended June 30, 2012 from $4.7 million for the thirteen weeks ended July 2, 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 30.0% and 25.0% for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively. The increase in selling expenses was primarily related to the write-off of a portion of a receivables balance from one of our wholesale accounts that went into receivership of approximately $1.2 million coupled with increased commissions and labor costs of approximately $0.8 million related to the increased sales volume in this business.  The increase in selling expenses as a percentage of sales was primarily related to the write-off of receivables mentioned above, which had a negative impact of approximately 5.3%.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses increased 28.6% to $18.0 million for the thirteen weeks ended June 30, 2012 compared to $14.0 million for the thirteen weeks ended July 2, 2011.  As a percentage of sales, general and administrative expenses were approximately 12.4% and 10.8% for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively. The increase in general and administrative costs was primarily driven by (i) increased medical costs of $1.1 million, (ii) increased labor and incentive program expenses of $1.1 million, (iii) increased consulting and advertising expenses of $1.1 million and (iv) additional operating expenses driven by increased sales over prior year of $0.7 million.

Restructuring Charges

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. In addition, during the second quarter of 2012, YCE, relocated its corporate headquarters and distribution center in England. As a result of these changes the Company incurred restructuring charges of $1.1 million during the thirteen weeks ended June 30, 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.

Interest and Other Expense, Net

YCC Holdings’ interest and other expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote, was $39.0 million for the thirteen weeks ended June 30, 2012 compared to $25.2 million for the thirteen weeks ended July 2, 2011.  The primary component of this expense is interest expense, which was $27.3 million and $26.3 million for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively. During the thirteen weeks ended June 30, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $30.2 million for the thirteen weeks ended June 30, 2012 compared to $16.7 million for the thirteen weeks ended July 2, 2011. The primary component of this expense is interest expense, which was $18.6 million and $17.8 million for the thirteen weeks ended June 30, 2012 and July 2, 2011 respectively. During the thirteen weeks ended June 30, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended June 30, 2012 and July 2, 2011, Yankee Candle recognized a gain related to its derivative contracts of $2.2 million and $0.7 million, respectively.

Benefit From Income Taxes

The benefit from income taxes for YCC Holdings for the thirteen weeks ended June 30, 2012 and July 2, 2011 was approximately $11.1 million and $7.2 million, respectively. The effective tax rates for the thirteen weeks ended June 30, 2012 and July 2, 2011 were 37.3% and 36.4%, respectively.

The benefit from income taxes for Holding Corp. for the thirteen weeks ended June 30, 2012 was $7.5 million compared to $4.0 million for the thirteen weeks ended July 2, 2011. The effective tax rates for the thirteen weeks ended June 30, 2012 and July 2, 2011 were 35.7% and 35.5%, respectively.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively.

Twenty-Six weeks ended June 30, 2012 versus the Twenty-Six weeks ended July 2, 2011

SALES

Sales increased 9.6% to $300.4 million for the twenty-six weeks ended June 30, 2012 from $274.0 million for the twenty-six weeks ended July 2, 2011.

Retail Sales

Retail sales increased 10.1% to $162.8 million for the twenty-six weeks ended June 30, 2012, from $147.8 million for the twenty-six weeks ended July 2, 2011.  The increase in retail sales was primarily due to (i) increased sales in Consumer Direct of approximately $4.7 million, (ii) sales attributable to stores opened in 2011 that have not yet entered the comparable store base (which in 2011 were open for less than a full year) of approximately $4.5 million, (iii) increased comparable store sales of approximately $2.6 million, (iv) the addition of 15 new Yankee Candle stores during 2012 which contributed $1.7 million and (v) an increase in sales from our Yankee Candle Fundraising division of approximately $1.4 million.

Comparable sales for our Retail business, including Consumer Direct, increased 5.5% for the twenty-six weeks ended June 30, 2012 compared to the twenty-six weeks ended July 2, 2011. Yankee Candle comparable store sales for the twenty-six weeks ended June 30, 2012 increased 2.2% compared to the twenty-six weeks ended July 2, 2011. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in average ticket price of 1.7% coupled with increased transactions of 0.5%. There were 515 stores included in the Yankee Candle comparable store base as of June 30, 2012 as compared to 495 stores included in the Yankee Candle comparable store base as of July 2, 2011. There were 557 total retail stores open as of June 30, 2012, compared to 528 total retail stores open as of July 2, 2011.

Wholesale Sales

Wholesale sales increased 6.0% to $90.7 million for the twenty-six weeks ended June 30, 2012 from $85.6 million for the twenty-six weeks ended July 2, 2011.

The increase in wholesale sales was primarily due to (i) increased sales in our “all other” channel, consisting of  various accounts outside of our premium mass, specialty, and gift channels, of approximately $5.2 million and (ii) increased sales to domestic premium mass channels of approximately $1.4 million, partially offset by (i) decreased sales in our domestic specialty and department store channel of approximately $0.6 million and (ii) decreased sales in our domestic gift store account channel of approximately $0.6 million.

International Sales

International sales increased 15.5% to $46.9 million for the twenty-six weeks ended June 30, 2012 from $40.6 million for the twenty-six weeks ended July 2, 2011.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $2.1 million, (ii) an increase in our international distributor channels of $2.0 million, (iii) increased sales in our retail concession channel of $1.7 million and (iv) increased sales in our European wholesale business (outside of the United Kingdom) of $1.4 million. These increases in our international sales were partially offset by a decrease of $0.9 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 9.5% to $165.2 million for the twenty-six weeks ended June 30, 2012 from $150.9 million for the twenty-six weeks ended July 2, 2011. As a percentage of sales, gross profit decreased slightly to 55.0% for the twenty-six weeks ended June 30, 2012 from 55.1% for the twenty-six weeks ended July 2, 2011. Included in gross profit for the twenty-six weeks ended June 30, 2012 and July 2, 2011 are purchase accounting costs of $0.7 million and $0.2 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 10.1% to $103.5 million for the twenty-six weeks ended June 30, 2012 compared to $94.0 million for the twenty-six weeks ended July 2, 2012.  The increase in gross profit dollars was primarily due to (i) increased sales volume which increased gross profit by approximately $10.3 million, (ii) price increases taken during the first quarter of 2012, which assuming no elasticity contributed $6.8 million, (iii) decreased costs in our supply chain operations of approximately $1.0 million and (iv) sales volume increases from our Yankee Candle fundraising division which contributed additional gross profit of approximately $0.8 million. These retail gross profit increases were partially offset by increased promotional and marketing activity of approximately $9.3 million, coupled with unfavorable product mix of approximately $0.1 million.

As a percentage of sales, retail gross profit remained flat at 63.6% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. Changes in gross profit rate consisted of increased promotional activity which decreased gross profit by approximately 2.0% and unfavorable product mix which also decreased gross profit rate by approximately 0.2%. These decreases in gross profit rate were offset by price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately 1.6% coupled with decreased costs in our supply chain operations resulting in an increase in gross profit rate of 0.6%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 6.9% to $43.2 million for the twenty-six weeks ended June 30, 2012 from $40.4 million for the twenty-six weeks ended July 2, 2011. The increase in wholesale gross profit dollars was primarily attributable to (i) price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately $4.5 million, (ii) decreased costs in our supply chain operations of approximately $1.4 million, and (iii) increased sales volume which increased gross profit by approximately $1.0 million, partially offset by an unfavorable product cost related to shift in channel mix of approximately $2.8 million, coupled with increased promotional and marketing activity of approximately $1.3 million.

As a percentage of sales, wholesale gross profit increased slightly to 47.6% for the twenty-six weeks ended June 30, 2012 from 47.2% for the twenty-six weeks ended July 2, 2011. The increase in gross profit rate was primarily attributable to (i) price increases taken during the first quarter of 2012, which assuming no elasticity contributed approximately 2.7%, (ii) decreased costs in our supply chain operations which increased gross profit rate by approximately 1.7%, partially offset by unfavorable product cost mix of 3.3% coupled with promotional and marketing activity which decreased gross profit rate by 0.7%.

International Gross Profit

International gross profit dollars increased 15.6% to $19.3 million for the twenty-six weeks ended June 30, 2012 from $16.7 million for the twenty-six weeks ended July 2, 2011. The increase in international gross profit dollars was primarily attributable to (i) increased sales volume of $4.3 million and (ii) favorable product cost and channel mix of $2.3 million, partially offset by (i) increased allowances and promotional and marketing activity which decreased gross profit by approximately $3.3 million, (ii) increased supply chain operations costs which decreased gross profit by approximately $0.4 million in addition to a decrease of $0.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound

As a percentage of sales, international gross profit remained flat at 41.1% for the twenty-six weeks ended June 30, 2012 and July 2, 2011. Changes in gross profit rate were primarily attributable to by increased allowances and promotional and marketing activity which decreased gross profit rate by 3.9% coupled with increased supply chain operations costs which contributed an decrease of gross profit of 0.8%, offset by favorable product cost mix of approximately 4.7% driven primarily by increased sales within our retail concessions channel, which has the highest margins within our international business.

SELLING EXPENSES

Selling expenses increased 3.3% to $108.7 million for the twenty-six weeks ended June 30, 2012 from $105.2 million for the twenty-six weeks ended July 2, 2011. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 36.2% and 38.4% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.

Included in selling expenses for the twenty-six weeks ended June 30, 2012 and July 2, 2011 are purchase accounting costs of $2.0 million and $6.9 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 6.8% to $87.7 million for the twenty-six weeks ended June 30, 2012 from $82.1 million for the twenty-six weeks ended July 2, 2011. As a percentage of retail sales, retail selling expenses were 53.9% and 55.5% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2012 and 2011, which together represented an increase of approximately $5.7 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 0.8% as a result of increased comparable store sales.

Wholesale Selling Expenses

Wholesale selling expenses decreased 6.3% to $5.9 million for the twenty-six weeks ended June 30, 2012 from $6.3 million for the twenty-six weeks ended July 2, 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 6.5% and 7.4% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. The decrease in selling expenses and as a percentage of sales was attributable to decreased marketing and labor costs year over year.

International Selling Expenses

International selling expenses increased 31.3% to $13.0 million for the twenty-six weeks ended June 30, 2012 from $9.9 million for the twenty-six weeks ended July 2, 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of international sales, international selling expenses were 27.8% and 24.4% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.  The increase in selling expenses was primarily related to the write-off of a portion of a receivables balance from one of our wholesale accounts that unexpectedly went into receivership of  approximately $1.2 million coupled with increased commissions, labor and other operating costs of approximately $1.6 million related to the increased sales volume in this business.  The increase in selling expenses as a percentage of sales was primarily related to the write-off of receivables mentioned above which had a negative impact of approximately 2.6%.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses increased 6.4% to $34.9 million for the twenty-six weeks ended June 30, 2012 compared to $32.8 million for the twenty-six weeks ended July 2, 2011.  As a percentage of sales, general and administrative expenses were approximately 11.6% and 12.0% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.

The general and administrative expenses of $32.8 million for the twenty-six weeks ended July 2, 2011 includes the $3.0 million paid to Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes. Excluding such expenses, general and administrative costs were unfavorable by $5.1 million driven largely by (i) increased medical costs of $2.0 million, (ii) increased labor and incentive program expenses of $1.1 million, (iii) increased consulting and advertising expenses of $1.4 million and (iv) additional operating expenses driven by increased sales over prior year of $0.6 million.

Restructuring Charges

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. In addition, during the second quarter of 2012, YCE, relocated its corporate headquarters and distribution center in England. As a result of these changes the Company incurred restructuring charges of $1.1 million during the thirteen weeks ended June 30, 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.  As a result of the changes discussed, the Company incurred restructuring charges of $1.7 million during the twenty-six weeks ended June 30, 2012.

Interest and Other Expense, Net

YCC Holdings’ interest and other (income) expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $63.8 million for the twenty-six weeks ended June 30, 2012 compared to $46.1 million for the twenty-six weeks ended July 2, 2011.  The primary component of this expense is interest expense, which was $53.3 million and $49.1 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. During the twenty-six weeks ended June 30, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

The increase in interest expense primarily relates to additional interest expense of $3.9 million of related to the Senior PIK Notes which were outstanding for the full twenty-six weeks ended June 30, 2012.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $46.3 million for the twenty-six weeks ended June 30, 2012 compared to $32.5 million for the twenty-six weeks ended July 2, 2011. The primary component of this expense is interest expense, which was $35.8 million and $35.5 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011 respectively. During the twenty-six weeks ended June 30, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the twenty-six weeks ended June 30, 2012 and July 2, 2011, Yankee Candle recognized a gain related to its derivative contracts of $3.7 million and $2.1 million, respectively.

Benefit From Income Taxes

The benefit from income taxes for YCC Holdings for the twenty-six weeks ended June 30, 2012 and July 2, 2011 was approximately $16.3 million and $12.2 million, respectively. The effective tax rates for the twenty-six weeks ended June 30, 2012 and July 2, 2011 were 37.1% and 36.7%, respectively.

The benefit from income taxes for Holding Corp. for the twenty-six weeks ended June 30, 2012 was $9.4 million compared to $6.9 million for the twenty-six weeks ended July 2, 2011. The effective tax rates for the twenty-six weeks ended June 30, 2012 and July 2, 2011 were 35.7% and 35.5%, respectively.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

As of December 31, 2011, Yankee Candle’s senior secured credit facility (the “Senior Secured Credit Facility”) consisted of a $650.0 million senior secured term loan facility (the “Prior Term Facility”) with outstanding borrowings of $388.1 million and a senior secured revolving credit facility (“Prior Revolving Facility”) of $140.0 million with no outstanding borrowings.

Refinancing of the Senior Secured Credit Facility and Repurchase of $315 million of Yankee Candle’s 8 ½% Senior Notes Due 2015

On April 2, 2012, Yankee Candle refinanced its old Senior Secured Credit Facility and $315.0 million of its Senior Notes due 2015 by entering into a senior secured term loan facility (the “Term Loan Facility”) and by entering into a senior secured asset-based credit facility (the “ABL Facility”).

Under the Term Loan Facility, Yankee Candle borrowed $725.0 million resulting in proceeds of $717.8 million, net of original issue discount.  At closing, on April 2, 2012, a portion of the proceeds from the Term Loan Facility were used to (i) redeem $180.0 million of Yankee Candle’s Senior Notes due 2015 at a call premium of 2.125%, (ii) repay $403.1 million of outstanding debt on the Company’s old Senior Secured Credit Facility (consisting of $388.1 million outstanding under the Prior Term Facility and $15.0 outstanding under the Prior Revolving Facility), and (iii) pay fees and expenses of $11.5 million related to the foregoing.  On April 13, 2012, the Company used the remaining proceeds and borrowings under the ABL Facility to redeem an additional $135.0 million of the Senior Notes due 2015 at a call premium of 2.125%.  As a result of the refinancing the Company recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million.  The Company also recorded total deferred financing costs of $11.6 million, $9.0 million related to the Term Loan Facility and $2.6 million related to the ABL Facility.  The costs associated with the Term Loan Facility are being amortized using the interest method through the expiration date of the Term Loan Facility and the costs associated with the ABL Facility are being amortized on a straight line basis through the expiration date of the ABL Facility.

Term Loan Facility

The Term Loan Facility will mature on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25%($1.8 million) of the original aggregate principal amount of the Term Loan Facility, with the balance payable at final maturity.  Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of June 30, 2012, the interest rate applicable to the Term Loan Facility was 5.25%

The Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2012 through the quarter ending September 29, 2012, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.25 to 1.00. As of June 30, 2012, Yankee Candle's actual net total leverage ratio was 4.87 to 1.00, as defined. As of June 30, 2012, total debt (including Yankee Candle's capital lease obligations of $5.1 million and net of $5.8 million in cash) was approximately $952.5 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

Set forth below is a reconciliation of Yankee Candle’s Consolidated EBITDA, as calculated under Yankee Candle's Term Loan Facility, to EBITDA and net income for the four quarters ended June 30, 2012 (in thousands):

Net income	$50,217
Income tax provision	27,953
Interest expense, net (excluding amortization of deferred financing fees)	58,488
Depreciation and amortization	37,658
EBITDA	174,316
Share-based compensation expense	853
Restructuring charges	1,725
Fees paid pursuant to the Management Agreement	1,500
Other non-cash expense	17,356
Consolidated EBITDA under the Credit Facility	$195,750

Under the Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings provided there is no event of default and  the dividend payment would not cause the consolidated net interest coverage ratio (as defined in the Term Loan agreement) to be greater than 2.0 to 1.0, equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 31, 2012 and for all fiscal years ending after December 31, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated net total leverage ratio (as defined in the Term Loan agreement) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan agreement as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor,  increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

Additionally, as of April 2, 2012, a basket of $137.1 million consisting of the cumulative retained (and not yet applied) available excess amount from the former Senior Secured Credit Facility is available for dividends from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes.

In addition, the Term Loan Facility contains customary covenants and restrictions on Holding Corp. and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates and the ability to change the nature of its business or its fiscal year.  All obligations under the Term Loan Facility are guaranteed by Holding Corp.’s and Yankee Candle’s domestic subsidiaries and secured by a lien on substantially all of the assets of Holding Corp. and its domestic subsidiaries.

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on the Term Loan Facility.  During the second and third quarters of 2009, Yankee Candle entered into forward starting amortizing interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011. The aggregate notional value amortizes over the life of the swaps. As of June 30, 2012, the aggregate notional value of the swaps was $276.1 million, or 38.2% of the Term Loan Facility, resulting in a blended fixed rate of 3.49%. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and trade accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by Yankee Candle’s United Kingdom subsidiary.  Borrowings under the ABL Facility bear interest at a rate equal to either (i)LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of June 30, 2012 the interest rate applicable to the ABL Facility was 2.0%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0: 1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on receivables and inventory (the “ABL Loan Cap”) or (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.   As of June 30, 2012, the ABL Loan Cap was $85.2 million.  As of June 30, 2012 Yankee Candle had outstanding letters of credit of $2.2 million and $32.0 million outstanding under the ABL Facility or $34.2 million utilized resulting in unused borrowings of $51.0 million.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

Under the ABL Facility, Yankee Candle is permitted to make dividends to Holding Corp. (1) on an unlimited basis if certain tests are met and (2) also solely to fund interest payments on the Senior PIK notes subject to the restrictions described below.

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

“August Period”, as used herein, means August 1st through the earlier of the date that the borrowing base certificate is filed for the month of August and the fifteenth business day after the end of the August fiscal month.

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

Senior PIK Notes of YCC Holdings

In February 2011 YCC Holdings formed a 100% owned subsidiary, Yankee Finance, for the purpose of co-issuing in conjunction with YCC Holdings $315.0 million Senior PIK Notes. Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest"), to the extent described in the related indenture. The amount of cash interest required to be paid for an interest period is determined prior to the beginning of an interest period and is calculated based upon the amount that would be permitted to be paid as a dividend as of such determination date to YCC Holdings by its subsidiaries for the purpose of paying cash interest on the Senior PIK Notes (based upon restrictions imposed by applicable law and such subsidiaries' debt agreements) plus the amount of cash on hand at YCC Holdings on the determination date (subject to certain exceptions set forth in the indenture). If the amount that would be available is less than the amount of interest due for that interest period, then YCC Holdings is permitted to pay all or a specified portion of such interest as PIK Interest rather than in cash on the interest payment date as provided in the indenture. As of June 30, 2012, the Senior PIK Notes are structurally subordinated to approximately $946.3 million of indebtedness of Holding Corp.

The $315.0 million aggregate principal amount of the Senior PIK Notes were issued at a discount of $6.3 million and YCC Holdings paid deferred financing fees of $7.8 million. YCC Holdings is amortizing the discount and the deferred financing fees using the effective interest rate method over the term of the Senior PIK Notes. The proceeds from the Senior PIK Notes were used to pay transaction costs (exclusive of the amounts paid by Holding Corp.) and to make a payment of $300.8 million to Yankee Investments, which in turn made payments of $297.8 million to holders of Yankee Investments' Class A common units and payments of $3.0 million to holders of Yankee Investments' Class B and Class C common units.

YCC Holdings is a holding company with no direct operations. Its principal asset is the indirect equity interests it holds in Yankee Candle, and all of its operations are conducted through Yankee Candle. As a result, YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guaranteed the Senior PIK Notes.  Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at June 30, 2012 by Yankee Candle’s Term Loan Facility, ABL Facility and the indentures governing the senior notes and senior subordinated notes.

The indentures governing Yankee Candle’s Senior notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing the Yankee Candle Senior Notes; (ii) Yankee Candle would have a fixed charge coverage ratio of at least 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other "restricted payments" (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum of (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle's most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity.

In addition to the capacity described above, Yankee Candle has a "basket" of $35.0 million under the indentures from which it may make dividends in amount not to exceed $35.0 million (since the date of the issuance of Yankee Candle's notes), so long there is no default or event of defaults under the indentures.

Because the Term Loan Facility, ABL Facility and the indentures governing Yankee Candle’s senior notes and senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so under each of these agreements.

During the twenty-six weeks ended June 30, 2012 Holding Corp. paid a dividend of $16.2 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  As of June 30, 2012, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $147.1 million.  We currently anticipate that Yankee Candle will be permitted under the terms of its debt agreements to make dividends sufficient to pay cash interest on the PIK Notes in the next twelve months.

Cash Flows and Funding of our Operations

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of June 30, 2012, was $5.8 million compared to $50.8 million as of December 31, 2011.  Cash used in operating activities for Holding Corp. for the twenty-six weeks ended June 30, 2012 was $39.5million as compared to cash used in operations of $64.5 million for the twenty-six weeks ended July 2, 2011. The reduction in cash used in operations relative to the prior year  was primarily driven by an increase in operating income of $6.9 million, a decrease in income tax payments of $12.2 million which was largely related to the tax benefit from interest expense of the $315.0 million Senior PIK Notes that were issued in 2011, a reduced pre-build of inventory during the first half of 2012 of $9.2 million, and additional favorable changes in working capital driven mostly by a reduction of approximately $6.0 million in the payment of incentive compensation during the twenty six weeks ended June 30, 2012, offset by additional interest paid of $10.1 million during the first half of 2012.

The additional interest payments were primarily driven by the debt refinancing in April 2012 which resulted in paying accrued interest on the redemption of $315 million of the Senior Notes, which were paid semi-annually, in combination with refinancing the $388.1 million outstanding balance of the Old Senior Secured Credit Facility for a $725.0 million Term Loan Facility.

Cash used in operating activities for YCC Holdings during the twenty-six weeks ended June 30, 2012 was $55.7 million as compared to cash used in operations of $64.6 million for the twenty-six weeks ended July 2, 2011.  The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to interest paid on the Senior PIK Notes.  Those interest payments are funded by dividends from Holding Corp. to YCC Holdings and are recorded as a financing activity by Holding Corp. as compared to an operating activity for YCC Holdings.

Net cash used in investing activities was $14.9 million and $9.7 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011 respectively and was used for the purchase of property and equipment, primarily related to new stores, store renovations, the buildout of YCE’s new corporate headquarters and distribution facilityand supply chain initiatives.

For the twenty-six weeks ended June 30, 2012, net cash provided by financing activities for Holding Corp. was $9.3 million compared to cash provided by financing activities of $65.3 million for the twenty-six weeks ended July 2, 2011.  The decrease in cash provided by financing activities was primarily driven by reduced revolving credit facility borrowings of $34.0 during the first six months of 2012, and increased dividends of $14.0 million paid to YCC Holdings related primarily to the interest expense and payment of financing fees from the $315.0 million Senior PIK Notes.  For the twenty-six weeks ended June 30, 2012, net cash provided by financing activities for YCC Holdings was $25.5 million compared to cash provided by financing activities of $65.5 million for the twenty-six weeks ended July 2, 2011.  The difference in financing activities between Holding Corp. and YCC Holdings is primarily attributable to the dividends paid to YCC Holdings to fund interest payments on the $315.0 million Senior PIK Notes.

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

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under Yankee Candle’s Term Loan Facility and ABL Facility and the indentures governing Yankee Candle’s Senior Notes and Senior Subordinated Notes, to generate the funds necessary to meet its outstanding debt service obligations. Holding Corp. funds its operations through a combination of internally generated cash from operations and from borrowings under Yankee Candle’s ABL Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under Yankee Candle’s ABL Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal on and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2012 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under Yankee Candle’s ABL Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of Yankee Candle’s ABL Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings during the latter part of the third quarter. In fiscal 2011 the Companies’ peak borrowing was $137.0 million.  We review and forecast our cash flow on a daily basis for the current year and on a quarterly basis for the upcoming year to ensure we have adequate liquidity to fund our business. We believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements, fund our capital expenditures and be in compliance with our covenants under Yankee Candle’s Term Loan Facility and ABL Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At June 30, 2012, Yankee Candle had $755.2 million of floating rate debt and $198.0 million of fixed rate debt. At June 30, 2012, YCC Holdings had an additional $315.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $755.2 million outstanding under Yankee Candle’s Term Loan Facility bears interest at variable rates. All borrowings under Yankee Candle’s Term Loan Facility bear interest at either (i)the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of June 30, 2012, the weighted average combined interest rate on Yankee Candle’s Term Loan Facility and ABL Facility was 5.1%.  Because Yankee Candle’s Term Loan Facility and ABL Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle’s Term Loan Facility and ABL Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Loan Facility. This is achieved through converting a portion of the floating rate Term Loan Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted a portion of its Term Loan Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of June 30, 2012, the aggregate notional value of the swaps was $276.1 million, or 38.2% of Yankee Candle’s Term Loan Facility, resulting in a blended fixed rate of 3.49%. Based on Yankee Candle’s outstanding floating rate debt and the notional amount of our interest rate swaps, as of June 30, 2012, a 10.0% increase or decrease in current market interest rates would have no effect on our current term loan interest expense because of the Libor floor, but would impact interest expense related to our swaps by $0.1 million on an annual basis.

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

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC’s management, with the participation of its chief executive officer and treasurer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, YCC Holdings LLC’s chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC’s internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, Yankee Holding Corp.’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in  Yankee Holding Corp.’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.’s internal control over financial reporting.

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

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. You should review carefully the following risk factors, which have been updated to reflect the financing that occurred on April 2, 2012, as well as the risk factors discussed in “Item 1A. Risk Factors” in the Companies’ 2011 Form 10-K for the fiscal year ended December 31, 2011, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

Our substantial level of indebtedness could adversely affect our financial condition and operations.

We have a substantial amount of debt.  As of June 30, 2012, YCC Holdings and its subsidiaries had $1,256.4 million of total debt, $748.3 million of which is secured debt.

Our substantial level of indebtedness could have important consequences to you.  For example, it could:

●	make it more difficult for us to satisfy our obligations;

●	increase our vulnerability to adverse economic and industry conditions;

●	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

●	expose us to interest rate fluctuations because the interest on the debt under the Term Loan Facility and ABL Facility are imposed at variable rates;

●
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the Term Loan Facility and ABL Facility), thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to the Issuers, by dividend, debt repayment or otherwise to enable us to make payments on our indebtedness;

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

If our subsidiaries' cash flow and capital resources are insufficient to fund our and our subsidiaries' debt service obligations and Yankee Candle's senior notes and senior subordinated notes when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations and Yankee Candle's ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, Yankee Candle’s Term Loan Facility and ABL Facility are secured by a lien on substantially all of Yankee Candle's and its subsidiaries’ assets, and any successor credit facility is likely to be secured on a similar basis. As such, our ability to refinance the Senior PIK Notes or seek additional financing, or Yankee Candle’s ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes, could be impaired as a result of such security interest and the agreements governing such security interests.

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

Restrictive covenants in the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle’s senior notes and senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility could restrict our operating flexibility.

The indenture governing the Senior PIK Notes currently contains covenants that limit YCC Holdings’ and its subsidiaries’ ability to take certain actions, and the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility currently contain covenants that limit Holding Corp.’s and its restricted subsidiaries' ability to take certain actions. These restrictions and restrictions in YCC Holdings’ or Yankee Candle's future indebtedness may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture governing the Senior PIK Notes currently contains covenants that limit Holding Corp.’s and its subsidiaries’ ability to, and the indentures governing Yankee Candle's senior notes and senior subordinated notes currently contain covenants that limit Yankee Candle's and its restricted subsidiaries' ability to:

●	incur additional indebtedness or issue preferred stock;

●	pay dividends, redeem stock or make other distributions, including distributions to YCC Holdings and Yankee Finance to make payments in respect of their indebtedness, including the Senior PIK Notes;

●	make other restricted payments or investments;

●	create liens on assets;

●	create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;

●	transfer or sell assets;

●	engage in mergers or consolidations;

●	engage in certain transactions with affiliates; and

●	designate subsidiaries as unrestricted subsidiaries.

Yankee Candle’s Term Loan Facility and ABL Facility restrict, among other things and subject to certain exceptions, Yankee Candle's ability to:

●	incur additional indebtedness;

●	pay dividends or other payments on capital stock;

●	guarantee other obligations;

●	grant liens on assets;

●	make loans, acquisitions or other investments;

●	dispose of assets;

●	make optional payments or modify certain debt instruments;

●	engage in transactions with affiliates;

●	amend organizations documents;

●	engage in mergers or consolidations;

●	enter into sale and leaseback transactions;

●	enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends;

●	make acquisitions;

●	change the nature of the business conducted by Yankee and its subsidiaries;

●	change our fiscal year;

●	designate our subsidiaries as unrestricted subsidiaries;

●	enter into certain hedging agreements;

●	enter into certain burdensome agreements; and

●	activities of Holding Corp. (pursuant to the Term Loan Facility only)

In addition, these agreements require Yankee Candle to maintain specified financial ratios and satisfy other financial conditions, including a “consolidated net total leverage ratio” (as defined in the Term Loan Facility) and a “consolidated fixed charge coverage ratio” (as defined in the ABL Facility).

Our ability to comply with the covenants and restrictions contained in the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the indenture governing the Senior PIK Notes, the indentures governing Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, Yankee Candle may be unable to make borrowings under its Term Loan Facility and ABL Facility, may not be able to repay the amounts due under Yankee Candle's senior notes and senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility and may not be able make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to make payments on the Senior PIK Notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

YCC Holdings and Holding Corp. have no independent operations or assets. Their ability to repay their debt is dependent on cash flow generated by Yankee Candle and its subsidiaries. Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us.

YCC Holdings has no assets other than the stock of Yankee Finance, which has no assets, and the stock of Holding Corp., which has no assets other than the stock of Yankee Candle. Furthermore, YCC Holdings and Holding Corp. conduct no operations. Accordingly, repayment of their indebtedness is dependent, to a significant extent, on the generation of cash flow by Yankee Candle and its subsidiaries and their ability to make such cash available to YCC Holdings and Holding Corp., by dividend, debt repayment or otherwise. Yankee Candle and its subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the notes or to make funds available for that purpose or other obligations in the form of loans, distributions or otherwise. Yankee Candle and its subsidiaries may not be able to, or may not be permitted to, make distributions to YCC Holdings and Holding Corp. in order to enable them to make payments in respect of their indebtedness. Yankee Candle’s Term Loan Facility and ABL Facility and Yankee Candle's senior notes and senior subordinated notes significantly restrict the ability of Holding Corp. and its other subsidiaries to pay dividends or make distributions or any other payments with respect to the Senior PIK Notes. In addition, under certain circumstances, legal restrictions may limit the YCC Holdings’ and Holding Corp.’s ability to obtain cash from Yankee Candle. Under the Delaware General Corporation Law (the "DGCL"), Holding Corp.’s subsidiaries may only make dividends (i) out of their "surplus" as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

10.1
Credit Agreement, dated as of April 2, 2012, by and among The Yankee Candle Company, Inc., Yankee Holding Corp., certain of The Yankee Candle Company, Inc.’s domestic subsidiaries, the lenders party thereto, Bank of America, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and Barclays Bank PLC, as joint lead arrangers and joint book runners, filed with Yankee Holding Corp.’s Form 8-K filed on April 11, 2012 (Reg. No. 333-141699) and incorporated herein by reference.

10.2
Credit Agreement, dated as of April 2, 2012, by and among The Yankee Candle Company, Inc., Yankee Holding Corp., certain of The Yankee Candle Company, Inc.’s subsidiaries, Bank of America, N.A., as agent, the other lenders party thereto, Barclays Bank PLC, as syndication agent, U.S. Bank National Association and Wells Fargo Capital Finance LLC, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint lead arrangers and joint book runners, filed with Yankee Holding Corp.’s Form 8-K filed on April 11, 2012 (Reg. No. 333-141699) and incorporated herein by reference.

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 14, 2012

31.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 14, 2012

31.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 14, 2012

31.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 14, 2012

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 14, 2012

32.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 14, 2012

32.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 14, 2012

32.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 14, 2012

101	Interactive Data Files

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 14, 2012	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: August 14, 2012	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Treasurer
(Principal Financial and Accounting Officer)