Form 10-Q
period 2012-09-29
YCC Holdings LLC; Yankee Holding Corp.
filed 2012-11-09
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2012

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

As of November 2, 2012, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

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

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$9,620	$50,833
Accounts receivable, net	81,072	57,013
Inventory	126,521	75,563
Prepaid expenses and other current assets	26,516	4,924
Deferred tax assets	8,948	8,724
TOTAL CURRENT ASSETS	252,677	197,057

PROPERTY AND EQUIPMENT, NET	123,649	118,402
MARKETABLE SECURITIES	2,185	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,116	269,405
DEFERRED FINANCING COSTS	20,839	19,624
OTHER ASSETS	377	394

TOTAL ASSETS	$1,311,413	$1,250,122

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$27,379	$21,109
Accrued payroll	10,446	6,910
Accrued interest	6,644	29,485
Accrued income taxes	-	7,269
Accrued purchases of property and equipment	3,385	2,606
Current portion of long-term debt	7,250	12,042
Current portion of capital leases	1,583	975
Other accrued liabilities	36,365	38,689
TOTAL CURRENT LIABILITIES	93,052	119,085

DEFERRED TAX LIABILITIES	114,035	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	1,296,954	1,198,659
DEFERRED RENT	13,052	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	4,131	2,597
OTHER LONG-TERM LIABILITIES	5,279	3,980
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT
Common Units	120,271	122,038
Accumulated deficit	(334,030)	(313,009)
Accumulated other comprehensive loss	(1,331)	(3,184)

Total member's deficit	(215,090)	(194,155)

TOTAL LIABILITIES AND MEMBER'S DEFICIT	$1,311,413	$1,250,122

See notes to condensed consolidated financial statements

 YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011
Sales	$201,661	$195,109
Cost of sales	92,305	87,958

Gross profit	109,356	107,151
Selling expenses	56,643	57,865
General and administrative expenses	16,875	15,486

Operating income	35,838	33,800
Interest expense	27,010	26,665
Other income	(2,097)	(2,372)

Income from continuing operations before provison for income taxes	10,925	9,507
Provision for income taxes	4,226	3,090

Income from continuing operations	6,699	6,417
Loss from discontinued operations, net of income taxes	(31)	(42)

Net income	$6,668	$6,375

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011

Net income	$6,668	$6,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,450	(966)
Other comprehensive income (loss), net of tax	1,450	(966)

Comprehensive income	$8,118	$5,409

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011

Sales	$502,055	$469,136
Cost of sales	227,488	211,112

Gross profit	274,567	258,024
Selling expenses	165,357	163,055
General and administrative expenses	51,771	48,308
Restructuring charges	1,725	-

Operating income	55,714	46,661
Interest expense	80,274	75,719
Loss on extinguishment of debt	13,376	-
Other income	(4,923)	(5,332)

Loss from continuing operations before benefit from income taxes	(33,013)	(23,726)
Benefit from income taxes	(12,097)	(9,105)

Loss from continuing operations	(20,916)	(14,621)
Loss from discontinued operations, net of income taxes	(105)	(227)

Net loss	$(21,021)	$(14,848)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011

Net loss	$(21,021)	$(14,848)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,853	(776)
Unrealized gain on interest rate swaps	-	712
Other comprehensive income (loss), net of tax	1,853	(64)

Comprehensive loss	$(19,168)	$(14,912)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(in thousands, except units)
(Unaudited)

									Total A, B
	Common Units		Class A		Class B		Class C		and C			Total
	Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Accumulated Deficit	Accumulated Other Loss	Member's Deficit
BALANCE, JANUARY 1, 2011	-	$-	4,267,228	$416,956	333,466	$2,637	86,826	$292	$419,885	$(346,516)	$(3,361)	$70,008
Issuance of Class A common units	-	-	-	3	-	-	-	-	3	-	-	3
Repurchase of Class B and C common units	-	-	-	-	(21,423)	(47)	(900)	(39)	(86)	-	-	(86)
Conversion of Class A, B and C common units to Common Units	1,000	419,888	(4,267,228)	(416,959)	(312,043)	(2,648)	(85,926)	(281)	(419,888)	-	-	-
Return of capital to Common Units	-	(297,825)	-	-	-	-	-	-	-	-	-	(297,825)
Issuance of Common Units	-	17	-	-	-	-	-	-	-	-	-	17
Repurchase of Common Units	-	(725)	-	-	-	-	-	-	-	-	-	(725)
Equity-based compensation expense	-	547	-	-	-	58	-	28	86	-	-	633
Net loss	-	-	-	-	-	-	-	-	-	(14,848)	-	(14,848)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	(64)	(64)

BALANCE, OCTOBER 1, 2011	1,000	$121,902	-	$-	-	$-	-	$-	$-	$(361,364)	$(3,425)	$(242,887)

BALANCE, DECEMBER 31, 2011	1,000	$122,038	-	$-	-	$-	-	$-	$-	$(313,009)	$(3,184)	$(194,155)
Issuance of Common Units	-	30	-	-	-	-	-	-	-	-	-	30
Repurchase of Common Units	-	(2,369)	-	-	-	-	-	-	-	-	-	(2,369)
Equity-based compensation expense	-	572	-	-	-	-	-	-	-	-	-	572
Net loss	-	-	-	-	-	-	-	-	-	(21,021)	-	(21,021)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	1,853	1,853

BALANCE, SEPTEMBER 29, 2012	1,000	$120,271	-	$-	-	$-	-	$-	$-	$(334,030)	$(1,331)	$(215,090)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended September 29, 2012	Thirty-Nine Weeks Ended October 1, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(21,021)	$(14,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(5,830)	(4,333)
Depreciation and amortization	25,988	32,181
Unrealized (gain) loss on marketable securities	(184)	122
Equity-based compensation expense	572	633
Deferred taxes	6,162	2,325
Loss on extinguishment of debt	13,376	-
Loss on disposal and impairment of property and equipment	382	782
Restructuring charges	1,070	-
Changes in assets and liabilities:
Accounts receivable	(23,184)	(33,795)
Inventory	(49,869)	(62,950)
Prepaid expenses and other assets	(2,453)	(2,260)
Accounts payable	6,148	14,061
Income taxes	(25,954)	(31,392)
Accrued expenses and other liabilities	(15,825)	(7,761)
NET CASH USED IN OPERATING ACTIVITIES	(90,622)	(107,235)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(20,976)	(17,267)
Proceeds from sale of property and equipment	-	38
NET CASH USED IN INVESTING ACTIVITIES	(20,976)	(17,229)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	137,000
Borrowings under Senior Secured Asset-Based Credit Facility	81,000	-
Borrowings under Term Loan Facility	717,750	-
Repayments under Senior Secured Credit Facility	(718,125)	(20,000)
Payments of call premiums and fees for extinguishment of debt	(6,763)	-
Repayments under Term Loan Facility	(3,625)	-
Borrowings under Senior PIK Notes	-	308,700
Financing costs	(11,579)	(10,478)
Return of capital	-	(297,825)
Proceeds from issuance of Class A common units	-	3
Proceeds from issuance of Common Units	30	17
Repurchase of Class B and C common units	-	(86)
Repurchase of Common Units	(2,369)	(725)
Principal payments on capital lease obligations	(1,052)	(567)
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,267	116,039

EFFECT OF EXCHANGE RATE CHANGES ON CASH	118	6

NET DECREASE IN CASH	(41,213)	(8,419)
CASH, BEGINNING OF PERIOD	50,833	12,713
CASH, END OF PERIOD	$9,620	$4,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$97,753	$78,409
Income taxes	$7,657	$19,790
Net change in accrued purchases of property and equipment	$(779)	$(3,115)
Noncash Financing Activities:
Conversion of Class A, B and C common units to Common Units	$-	$419,888
Capital lease obligations related to equipment purchase	$3,190	$1,452

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$9,620	$50,833
Accounts receivable, net	81,072	57,013
Inventory	126,521	75,563
Prepaid expenses and other current assets	26,516	4,924
Deferred tax assets	8,948	8,724

TOTAL CURRENT ASSETS	252,677	197,057

PROPERTY AND EQUIPMENT, NET	123,649	118,402
MARKETABLE SECURITIES	2,185	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,116	269,405
DEFERRED FINANCING COSTS	13,501	11,006
OTHER ASSETS	377	394

TOTAL ASSETS	$1,304,075	$1,241,504

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,379	$21,109
Accrued payroll	10,446	6,910
Accrued interest	2,696	17,377
Accrued income taxes	-	7,269
Accrued purchases of property and equipment	3,385	2,606
Current portion of long-term debt	7,250	12,042
Current portion of capital leases	1,583	975
Other accrued liabilities	36,365	38,689

TOTAL CURRENT LIABILITIES	89,104	106,977

DEFERRED TAX LIABILITIES	114,035	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	986,572	889,083
DEFERRED RENT	13,052	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	4,131	2,597
OTHER LONG-TERM LIABILITIES	5,279	3,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at September 29, 2012 and December 31, 2011	415,042	417,411
Additional paid-in capital	28,369	17,718
Treasury stock: at cost, 2,019 shares at September 29, 2012 and December 31, 2011	(1,809)	(1,809)
Accumulated deficit	(348,369)	(311,225)
Accumulated other comprehensive loss	(1,331)	(3,184)

Total stockholder's equity	91,902	118,911

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,304,075	$1,241,504

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011
Sales	$201,661	$195,109
Cost of sales	92,305	87,958

Gross profit	109,356	107,151
Selling expenses	56,643	57,865
General and administrative expenses	16,862	15,273

Operating income	35,851	34,013
Interest expense	18,266	17,847
Other income	(2,097)	(2,372)

Income from continuing operations before provision for income taxes	19,682	18,538
Provision for income taxes	7,389	6,044

Income from continuing operations	12,293	12,494
Loss from discontinued operations, net of income taxes	(31)	(42)

Net income	$12,262	$12,452

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011

Net income	$12,262	$12,452
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,450	(966)
Other comprehensive income (loss), net of tax	1,450	(966)

Comprehensive income	$13,712	$11,486

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011
Sales	$502,055	$469,136
Cost of sales	227,488	211,112

Gross profit	274,567	258,024
Selling expenses	165,357	163,055
General and administrative expenses	51,714	47,891
Restructuring charges	1,725	-

Operating income	55,771	47,078
Interest expense	54,053	53,303
Loss on extinguishment of debt	13,376	-
Other income	(4,923)	(5,332)

Loss from continuing operations before benefit from income taxes	(6,735)	(893)
Benefit from income taxes	(2,047)	(848)

Loss from continuing operations	(4,688)	(45)
Loss from discontinued operations, net of income taxes	(105)	(227)

Net loss	$(4,793)	$(272)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2012	October 1, 2011

Net loss	$(4,793)	$(272)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,853	(776)
Unrealized gain on interest rate swaps	-	712
Other comprehensive income (loss), net of tax	1,853	(64)

Comprehensive loss	$(2,940)	$(336)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except treasury shares)
(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid in	Treasury Stock			Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
BALANCE, JANUARY 1, 2011	500	$418,187	$3,421	1,958	$(1,723)	$(346,516)	$(3,361)	$70,008

Issuance of common stock	-	-	20	-	-	-	-	20
Repurchase of common stock	-	(725)	-	61	(86)	-	-	(811)
Equity-based compensation expense	-	-	633	-	-	-	-	633
Contributions by YCC Holdings LLC	-	-	11,257	-	-	-	-	11,257
Dividend to YCC Holdings LLC	-	-	-	-	-	(19,178)	-	(19,178)
Net loss	-	-	-	-	-	(272)	-	(272)
Other comprehensive income, net of tax	-	-	-	-	-	-	(64)	(64)

BALANCE, OCTOBER 1, 2011	500	$417,462	$15,331	2,019	$(1,809)	$(365,966)	$(3,425)	$61,593

BALANCE, DECEMBER 31, 2011	500	$417,411	$17,718	2,019	$(1,809)	$(311,225)	$(3,184)	$118,911

Issuance of common stock	-	-	30	-	-	-	-	30
Repurchase of common stock	-	(2,369)	-	-	-	-	-	(2,369)
Equity-based compensation expense	-	-	572	-	-	-	-	572
Contributions by YCC Holdings LLC	-	-	10,049	-	-	-	-	10,049
Dividend to YCC Holdings LLC	-	-	-	-	-	(32,351)	-	(32,351)
Net loss	-	-	-	-	-	(4,793)	-	(4,793)
Other comprehensive income, net of tax	-	-	-	-	-	-	1,853	1,853

BALANCE, SEPTEMBER 29, 2012	500	$415,042	$28,369	2,019	$(1,809)	$(348,369)	$(1,331)	$91,902

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended September 29, 2012	Thirty-Nine Weeks Ended October 1, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,793)	$(272)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(5,830)	(4,333)
Depreciation and amortization	23,902	30,570
Unrealized (gain) loss on marketable securities	(184)	122
Equity-based compensation expense	572	633
Deferred taxes	6,162	2,325
Loss on extinguishment of debt	13,376	-
Loss on disposal and impairment of property and equipment	382	782
Restructuring charges	1,070	-
Changes in assets and liabilities:
Accounts receivable	(23,184)	(33,795)
Inventory	(49,869)	(62,950)
Prepaid expenses and other assets	(2,453)	(2,260)
Accounts payable	6,148	14,061
Income taxes	(15,905)	(23,135)
Accrued expenses and other liabilities	(7,665)	(11,940)

NET CASH USED IN OPERATING ACTIVITIES	(58,271)	(90,192)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(20,976)	(17,267)
Proceeds from sale of property and equipment	-	38

NET CASH USED IN INVESTING ACTIVITIES	(20,976)	(17,229)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	137,000
Borrowings under Senior Secured Asset-Based Credit Facility	81,000	-
Borrowings under Term Loan Facility	717,750	-
Repayments under Senior Secured Credit Facility	(718,125)	(20,000)
Payments of call premiums and fees for extinguishment of debt	(6,763)	-
Repayments under Term Loan Facility	(3,625)	-
Financing costs	(11,579)	(468)
Contributions by YCC Holdings LLC	-	3,000
Dividend to YCC Holdings LLC	(32,351)	(19,178)
Proceeds from issuance of common stock	30	20
Repurchase of common stock	(2,369)	(811)
Principal payments on capital lease obligations	(1,052)	(567)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,916	98,996

EFFECT OF EXCHANGE RATE CHANGES ON CASH	118	6

NET DECREASE IN CASH	(41,213)	(8,419)
CASH, BEGINNING OF YEAR	50,833	12,713

CASH, END OF PERIOD	$9,620	$4,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65,466	$61,727
Income taxes	$7,657	$19,790
Net change in accrued purchases of property and equipment	$(779)	$(3,115)
Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$10,049	$8,257
Capital lease obligations related to equipment purchase	$3,190	$1,452

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

The accompanying unaudited condensed consolidated financial statements of YCC Holdings and Holding Corp. should be read in conjunction with the audited consolidated financial statements of YCC Holdings and Holding Corp. for the year ended December 31, 2011 included in their Annual Report on Form 10-K.

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

3. INVENTORY

The Companies value their inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows (in thousands):

	September 29, 2012	December 31, 2011
Finished goods	$114,273	$64,195
Work-in-process	969	319
Raw materials and packaging	11,279	11,049

Total inventory	$126,521	$75,563

4. GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the thirty-nine weeks ended September 29, 2012 and October 1, 2011.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 29, 2012
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,791	(63,622)	169
Favorable lease agreements	5	2,330	(2,083)	247
Other	3	36	(36)	-

Total finite-lived intangible assets		66,157	(65,741)	416

Total intangible assets		$333,857	$(65,741)	$268,116

December 31, 2011
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,650	(62,324)	1,326
Favorable lease agreements	5	2,330	(1,952)	378
Other	3	36	(35)	1

Total finite-lived intangible assets		66,016	(64,311)	1,705

Total intangible assets		$333,716	$(64,311)	$269,405

Total amortization expense from finite–lived intangible assets was $0.1 million and $3.1 million for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.  Total amortization expense from finite–lived intangible assets was $1.4 million and $9.2 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

5. LONG-TERM DEBT

Long-term debt consisted of the following at September 29, 2012 and December 31, 2011 (in thousands):

	September 29,	December 31,
	2012	2011
Holding Corp.
Senior secured term loan facility	$-	$388,125
Senior secured asset-based credit facility	81,000	-
Senior secured term loan facility, net of unamortized discount of $6,553 at September 29, 2012	714,822	-
Senior notes due 2015	10,000	325,000
Senior subordinated notes due 2017	188,000	188,000
Less current portion	(7,250)	(12,042)
Total Holding Corp.	986,572	889,083
Senior PIK notes due 2016, net of unamortized discount of $4,618 at September 29, 2012 and $5,424 at December 31, 2011	310,382	309,576
Total YCC Holdings	$1,296,954	$1,198,659

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

Term Loan Facility

The Term Loan Facility will mature on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The Company is required to make quarterly payments of $1.8 million, with the balance payable at final maturity.  Accordingly, $7.2 million is classified as short-term debt on the accompanying condensed consolidated balance sheet at September 29, 2012.  Amounts repaid under the Term Loan Facility cannot be reborrowed.  As of September 29, 2012, Yankee Candle’s Term Loan Facility had outstanding borrowings of $721.4 million.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of September 29, 2012, the interest rate applicable to the Term Loan Facility was 5.25%.

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2012 through the quarter ending September 29, 2012, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.25 to 1.00. As of September 29, 2012, Yankee Candle's actual net total leverage ratio was 5.13 to 1.00, as defined. As of September 29, 2012, total debt (including Yankee Candle's capital lease obligations of $5.7 million and net of $9.6 million in cash) was approximately $996.5 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

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

Asset-Based Credit Facility

On April 2, 2012, Yankee Candle, together with certain of its foreign subsidiaries, also entered into the ABL Facility with BofA, as agent, the other lenders party thereto.

The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and eligible accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by Yankee Candle’s United Kingdom subsidiary.  Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of September 29, 2012 the interest rate applicable to the ABL Facility was 2.0%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0: 1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on eligible receivables and inventory (the “ABL Loan Cap”) and (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.   As of September 29, 2012, the ABL Loan Cap was $142.5 million.  As of September 29, 2012 Yankee Candle had outstanding letters of credit of $2.2 million and $81.0 million outstanding under the ABL Facility or $83.2 million utilized resulting in unused borrowings of $59.3 million.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

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

Senior Notes and Senior Subordinated Notes

Yankee Candle's senior notes due 2015 (the “Senior Notes”) bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15. Yankee Candle’s senior subordinated notes due 2017 (the “Senior Subordinated Notes”) bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The Senior Notes mature on February 15, 2015 and the Senior Subordinated Notes mature on February 15, 2017. In April 2012, $315.0 million of the Senior Notes were redeemed in connection with the refinancing of the Senior Secured Credit Facility detailed above.  As of September 29, 2012, the Company had $10.0 million outstanding under the Senior Notes and $188.0 million outstanding under the Senior Subordinated Notes.

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

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at September 29, 2012 by A) Yankee Candle’s Term Loan Facility, B) Yankee Candle’s ABL Facility and C) the indentures governing the Senior Notes and Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indentures governing Yankee Candle’s senior notes and senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements.

A) The ability of Yankee Candle to declare dividends to Holding Corp. is limited under the Term Loan Facility.  Under the Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings, provided there is no default or event of default and the dividend payment would not cause the applicable Consolidated Net Interest Coverage Ratio (as defined in the agreement governing the Term Loan Facility) to be less than 2.0 to 1.0, in an amount equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 31, 2012 and for all fiscal years ending after December 31, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan Facility as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non-cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments, voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor, increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

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

During the thirty-nine weeks ended September 29, 2012, Holding Corp. declared and paid a dividend of $32.4 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At September 29, 2012, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $130.9 million.

Holding Corp. receives the tax benefit of the interest expense for YCC Holdings’ Senior PIK Notes.  As such, for the thirty-nine weeks ended September 29, 2012 Holding Corp. recorded a non-cash contribution of $10.0 million from YCC Holdings. The $10.0 million contribution is shown as a contribution by YCC Holdings LLC in Holding Corp.’s consolidated statement of changes in stockholder’s equity and in Holding Corp.’s non-cash financing section of the consolidated statements of cash flows.

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

A summary of Class A, B and C nonvested units as of September 29, 2012 and October 1, 2011, and the activity for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 31, 2011	-	-	4,577	$9.39	54,614	$24.99
Granted	327	-	-	-	87,259	$26.70
Forfeited	-	-	(13)	$9.39	(22,000)	$33.80
Vested	(327)	-	(4,564)	$9.39	(20,433)	$21.94

Nonvested stock at September 29, 2012	-	-	-	-	99,440	$25.17

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at January 1, 2011	-	-	73,293	$9.39	62,747	$23.16
Granted	213	-	-	$-	11,650	28.97
Forfeited	-	-	(23,626)	$9.39	(397)	36.33
Vested	(213)	-	(34,044)	$9.39	(14,587)	$21.23

Nonvested stock at October 1, 2011	-	-	15,623	$9.39	59,413	$24.69

During the thirty-nine weeks ended September 29, 2012, 662 Class A common units, 34,243 vested Class B common units and 12,297 vested Class C common units were repurchased for $2.4 million. During the thirty-nine weeks ended October 1, 2011, 619 Class A common units, 12,816 vested Class B common units and 948 vested Class C common units were repurchased for $0.8 million. Yankee Group anticipates that all of its nonvested common units will vest with the exception of performance shares for which an estimated forfeiture rate has been applied.

The total estimated fair value of equity awards vested during the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was $0.5 million and $0.6 million, respectively. Equity-based compensation expense for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was $0.6 million and $3.7 million, respectively. Included in the $3.7 million of equity-based compensation for the thirty-nine weeks ended October 1, 2011 was the $3.0 million payment to the holders of Class B common units and Class C common units. The $3.0 million payment was recorded as additional paid in capital and is shown as a contribution by YCC Holdings LLC in Holding Corp.’s condensed consolidated statement of changes in stockholder’s equity and in Holding Corp.’s condensed consolidated statements of cash flows.

As of September 29, 2012, there was approximately $2.2 million of total unrecognized compensation cost related to Yankee Group’s Class C common unit equity awards and there was no unrecognized expense related to Yankee Group’s Class A and Class B common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (October 2012 to September 2017).

Presented below is a summary of assumptions for the indicated periods. During the thirty-nine weeks ended September 29, 2012, there were 87,259 Class C grants. There were 11,650 Class C grants for the thirty-nine weeks ended October 1, 2011.

Assumptions	Thirty-Nine Weeks Ended September 29, 2012 Option Pricing Method Black-Scholes	Thirty-Nine Weeks Ended October 1, 2011 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$26.70	$28.97
Weighted average volatility	77.7%	76.1%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	-	-
Weighted average risk-free interest rate	0.9%	2.2%

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

During the second quarter of 2012, the Company’s wholly-owned subsidiary Yankee Candle (Europe), LTD (“YCE”), relocated its corporate headquarters and distribution center in England.  As a result of these changes the Company incurred restructuring charges of $1.1 million during the thirteen weeks ended June 30, 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.  Total restructuring costs recorded for the thirty-nine weeks ended September 29, 2012 were $1.7 million.

The Company made restructuring related payments of $0.3 million and $0.8 million during the thirteen and thirty-nine weeks ended September 29, 2012, respectively.  As of September 29, 2012, the balance of $1.9 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.3 million as a result of the first quarter of 2012 organization changes detailed above, (ii) continuing operations occupancy related expenses of $0.9 million related to YCE exiting the old facility prior to the termination of the lease agreement and (iii) discontinued operations of $0.7 million primarily related to lease agreements for one Illuminations retail store and a lease related the former Illuminations corporate headquarters in Petaluma, California.  The lease at the old YCE facility expires in May of 2014.  Lease payments will be paid through the lease termination date unless the Company is able to structure a buyout with the landlord or is able to find a replacement tenant.  The lease for the Illuminations retail store expires in January 2017 and the lease for the property in Petaluma California expires in March 2013. These Illuminations leases will be paid through the lease termination date unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen and thirty-nine weeks ended September 29, 2012 (in thousands):

		Thirteen Weeks Ended
		September 29, 2012
	Accrued as of		Costs	Non-Cash	Accrued as of
	June 30, 2012	Expense	Paid	Charges	September 29, 2012
Continuing Operations
Employee related	$350	$-	$(109)	$-	$241
Occupancy related	999	-	(123)	32	908
Total Continuing Operations	1,349	-	(232)	32	1,149
Discontinued Operations
Occupancy related	743	-	(19)	-	724
Total Discontinued Operations	743	-	(19)	-	724
Total Restructuring Charges	$2,092	$-	$(251)	$32	$1,873

		Thirty-Nine Weeks Ended
		September 29, 2012
	Accrued as of		Costs	Non-Cash	Accrued as of
	December 31, 2011	Expense	Paid	Charges	September 29, 2012
Continuing Operations
Employee related	$-	$655	$(414)	$-	$241
Occupancy related	-	1,070	(217)	55	908
Total Continuing Operations	-	1,725	(631)	55	1,149
Discontinued Operations
Occupancy related	866	-	(142)	-	724
Total Discontinued Operations	866	-	(142)	-	724
Total Restructuring Charges	$866	$1,725	$(773)	$55	$1,873

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

The fair values of the Companies’ derivative instruments as of September 29, 2012 and December 31, 2011, were as follows (in thousands):

	Fair Value of Derivative Instruments
	Liability Derivatives
	Balance Sheet Location	September 29,	December 31,
		2012	2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$3,579	$9,409

Total Derivative Liabilities		$3,579	$9,409

The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain Recognized on Derivatives	Thirteen Weeks Ended September 29, 2012	Thirteen Weeks Ended October 1, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other income	$(2,090)	$(2,200)

Total		$(2,090)	$(2,200)

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain/Loss Recognized on Derivatives	Thirty-Nine Weeks Ended September 29, 2012	Thirty-Nine Weeks Ended October 1, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other income	$(5,830)	$(4,333)

Total		$(5,830)	$(4,333)

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirty-Nine Weeks Ended September 29, 2012	Thirty-Nine Weeks Ended October 1, 2011
Cash Flow Hedges
Interest rate swap agreements	Other expense	$-	$1,169

Total		$-	$1,169

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of September 29, 2012
	Level 1	Level 2	Level 3		Total
Assets
Marketable securities	$2,185	$-		$-	$2,185

Total Assets	$2,185	$-		$-	$2,185

Liabilities
Interest rate swap agreements	$-	$3,579	$		$3,579

Total Liabilities	$-	$3,579		$-	$3,579

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,670	$-	$-	$1,670

Total Assets	$1,670	$-	$-	$1,670

Liabilities
Interest rate swap agreements	$-	$9,409	$-	$9,409

Total Liabilities	$-	$9,409	$-	$9,409

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

Financial Instruments Not Measured at Fair Value

The Companies’ long-term debt is recorded at historical amounts. The Companies determine the fair value of their long-term debt based on current quoted market prices (Level 1 in the fair value hierarchy). The following table represents the carrying value and fair value of Yankee Candle’s senior notes, senior subordinated notes and Term Loan Facility and YCC Holdings’ Senior PIK Notes as of September 29, 2012 and December 31, 2011 (in thousands):  The fair value of the Companies’ ABL Facility approximates the carrying value.
	September 29, 2012
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $6,553	$714,822	$726,930
Senior notes due 2015	10,000	10,188
Senior subordinated notes due 2017	188,000	196,695
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $4,618	310,382	324,844

	December 31, 2011
Holding Corp.:	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$381,605
Senior notes due 2015	325,000	327,031
Senior subordinated notes due 2017	188,000	182,125
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $5,424	309,576	274,444

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

The following are the relevant data for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011 (in thousands):

YCC Holdings
Thirteen Weeks Ended September 29, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$93,050	$83,574	$25,037	$-	$201,661
Gross profit	61,563	39,990	8,038	(235)	109,356
Selling expenses	46,287	3,068	6,842	446	56,643
Operating income	15,276	36,922	1,196	(17,556)	35,838
Interest and other expense, net	-	-	-	(24,913)	(24,913)

Income from continuing operations before provision for income taxes					$10,925

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirteen Weeks Ended October 1, 2011	Retail	Wholesale	International	Other	Operations
Sales	$84,860	$83,230	$27,019	$-	$195,109
Gross profit	56,518	39,880	10,919	(166)	107,151
Selling expenses	45,474	3,508	5,445	3,438	57,865
Operating income	11,044	36,372	5,474	(19,090)	33,800
Interest and other expense, net	-	-	-	(24,293)	(24,293)

Income from continuing operations before provision for income taxes					$9,507

Holding Corp.
					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirteen Weeks Ended September 29, 2012	Retail	Wholesale	International	Other	Operations
Sales	$93,050	$83,574	$25,037	$-	$201,661
Gross profit	61,563	39,990	8,038	(235)	109,356
Selling expenses	46,287	3,068	6,842	446	56,643
Operating income	15,276	36,922	1,196	(17,543)	35,851
Interest and other expense, net	-	-	-	(16,169)	(16,169)

Income from continuing operations before provision for income taxes					$19,682

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirteen Weeks Ended October 1, 2011	Retail	Wholesale	International	Other	Operations
Sales	$84,860	$83,230	$27,019	$-	$195,109
Gross profit	56,518	39,880	10,919	(166)	107,151
Selling expenses	45,474	3,508	5,445	3,438	57,865
Operating income	11,044	36,372	5,474	(18,877)	34,013
Interest and other expense, net	-	-	-	(15,475)	(15,475)

Income from continuing operations before provision for income taxes					$18,538

YCC Holdings
Thirty-Nine Ended Weeks September 29, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$255,827	$174,276	$71,952	$-	$502,055
Gross profit	165,036	83,197	27,297	(963)	274,567
Selling expenses	133,998	9,003	19,880	2,476	165,357
Operating income	31,038	74,194	7,417	(56,935)	55,714
Interest and other expense, net	-	-	-	(88,727)	(88,727)

Loss from continuing operations before benefit from income taxes					$(33,013)

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirty-Nine Weeks Ended October 1, 2011	Retail	Wholesale	International	Other	Operations
Sales	$232,708	$168,802	$67,626	$-	$469,136
Gross profit	150,483	80,263	27,628	(350)	258,024
Selling expenses	127,545	9,821	15,359	10,330	163,055
Operating income	22,938	70,442	12,269	(58,988)	46,661
Interest and other expense, net	-	-	-	(70,387)	(70,387)

Loss from continuing operations before benefit from income taxes					$(23,726)

Holding Corp.
Thirty-Nine Weeks Ended September 29, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Sales	$255,827	$174,276	$71,952	$-	$502,055
Gross profit	165,036	83,197	27,297	(963)	274,567
Selling expenses	133,998	9,003	19,880	2,476	165,357
Operating income	31,038	74,194	7,417	(56,878)	55,771
Interest and other expense, net	-	-	-	(62,506)	(62,506)

Loss from continuing operations before benefit from income taxes					$(6,735)

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirty-Nine Weeks Ended October 1, 2011	Retail	Wholesale	International	Other	Operations
Sales	$232,708	$168,802	$67,626	$-	$469,136
Gross profit	150,483	80,263	27,628	(350)	258,024
Selling expenses	127,545	9,821	15,359	10,330	163,055
Operating income	22,938	70,442	12,269	(58,571)	47,078
Interest and other expense, net	-	-	-	(47,971)	(47,971)

Loss from continuing operations before benefit from income taxes					$(893)

Long lived assets of the Companies’ foreign operations were approximately $9.3 million and $3.9 million as of September 29, 2012 and December 31, 2011, respectively.

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

12. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES UNDER YANKEE CANDLE’S SENIOR NOTES AND SENIOR SUBORDINATED NOTES

Obligations under the senior notes of Yankee Candle are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Holding Corp. and 100% of Yankee Candle’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of Yankee Candle’s 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries” and collectively with the Holding Corp., the “Guarantors”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. Yankee Candle’s foreign subsidiaries do not guarantee these notes.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$5,171	$1,028	$3,421	$-	$9,620
Accounts receivable, net	-	61,805	36	19,231	-	81,072
Inventory	-	101,730	88	24,703	-	126,521
Prepaid expenses and other current assets	-	26,597	64	1,293	(1,438)	26,516
Deferred tax assets	-	8,620	31	297	-	8,948

TOTAL CURRENT ASSETS	-	203,923	1,247	48,945	(1,438)	252,677

PROPERTY AND EQUIPMENT, NET	-	114,126	138	9,385	-	123,649
MARKETABLE SECURITIES	-	2,185	-	-	-	2,185
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	268,020	-	96	-	268,116
DEFERRED FINANCING COSTS	-	13,501	-	-	-	13,501
OTHER ASSETS	-	371	-	6	-	377
INTERCOMPANY RECEIVABLES	-	43,418	-	-	(43,418)	-
INVESTMENT IN SUBSIDIARIES	91,902	912	-	-	(92,814)	-

TOTAL ASSETS	$91,902	$1,290,026	$1,385	$58,432	$(137,670)	$1,304,075

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$24,320	$23	$3,036	$-	$27,379
Accrued payroll	-	9,663	152	631	-	10,446
Accrued interest	-	2,696	-	-	-	2,696
Accrued income taxes	-	-	-	1,438	(1,438)	-
Accrued purchases of property and equipment	-	3,312	-	73	-	3,385
Current portion of long-term debt	-	7,250	-	-	-	7,250
Current portion of capital leases	-	1,170	-	413	-	1,583
Other accrued liabilities	-	28,518	1,086	6,761	-	36,365

TOTAL CURRENT LIABILITIES	-	76,929	1,261	12,352	(1,438)	89,104

DEFERRED TAX LIABILITIES	-	114,035	-	-	-	114,035
LONG-TERM DEBT, NET OF CURRENT PORTION	-	986,572	-	-	-	986,572
DEFERRED RENT	-	12,922	-	130	-	13,052
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,387	-	1,744	-	4,131
OTHER LONG-TERM LIABILITIES	-	5,279	-	-	-	5,279
INTERCOMPANY PAYABLES	-	-	112	43,306	(43,418)	-
STOCKHOLDER'S EQUITY	91,902	91,902	12	900	(92,814)	91,902

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$91,902	$1,290,026	$1,385	$58,432	$(137,670)	$1,304,075

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 29, 2012

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$188,558	$610	$24,820	$(12,327)	$201,661
Cost of sales	-	82,101	196	22,255	(12,247)	92,305

Gross profit	-	106,457	414	2,565	(80)	109,356
Selling expenses	-	49,038	507	7,158	(60)	56,643
General and administrative expenses	-	16,799	-	32	31	16,862

Operating income (loss)	-	40,620	(93)	(4,625)	(51)	35,851

Interest expense	-	18,239	-	27	-	18,266
Other (income) expense	-	2,934	-	(5,031)	-	(2,097)

Income (loss) from continuing operations before provision for income taxes	-	19,447	(93)	379	(51)	19,682

Provision for income taxes	-	6,928	22	121	318	7,389

Income (loss) from continuing operations	-	12,519	(115)	258	(369)	12,293

Loss from discontinued operations, net of income taxes	-	(31)	-	-	-	(31)
Income (loss) before equity in (earnings) losses of subsidiaries, net of tax	-	12,488	(115)	258	(369)	12,262

Equity in earnings of subsidiaries, net of tax	(12,262)	(143)	-	-	12,405	-

Net income (loss)	$12,262	$12,631	$(115)	$258	$(12,774)	$12,262

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended October 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$180,198	$619	$26,625	$(12,333)	$195,109
Cost of sales	-	79,176	204	21,920	(13,342)	87,958

Gross profit	-	101,022	415	4,705	1,009	107,151
Selling expenses	-	51,682	496	5,747	(60)	57,865
General and administrative expenses	-	15,246	-	(1)	28	15,273

Operating income (loss)	-	34,094	(81)	(1,041)	1,041	34,013

Interest expense	-	17,847	-	-	-	17,847
Other income	-	(1,170)	-	(1,202)	-	(2,372)

Income (loss) from continuing operations before provision for (benefit from) income taxes	-	17,417	(81)	161	1,041	18,538

Provision for (benefit from) income taxes	-	5,698	(26)	33	339	6,044

Income (loss) from continuing operations	-	11,719	(55)	128	702	12,494

Loss from discontinued operations, net of income taxes	-	(42)	-	-	-	(42)
Income (loss) before equity in earnings of subsidiaries, net of tax	-	11,677	(55)	128	702	12,452

Equity in earnings of subsidiaries, net of tax	(12,452)	(73)	-	-	12,525	-

Net income (loss)	$12,452	$11,750	$(55)	$128	$(11,823)	$12,452

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Thirteen Weeks Ended September 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$12,262	$12,631	$(115)	$258	$(12,774)	$12,262
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	1,450	-	1,450
Other comprehensive income, net of tax	-	-	-	1,450	-	1,450
Equity in other comprehensive income of subsidiaries, net of tax	1,450	-	-	-	(1,450)	-
Comprehensive income (loss)	$13,712	$12,631	$(115)	$1,708	$(14,224)	$13,712

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Thirteen Weeks Ended October 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$12,452	$11,750	$(55)	$128	$(11,823)	$12,452
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	(966)	-	(966)
Other comprehensive loss, net of tax	-	-	-	(966)	-	(966)
Equity in other comprehensive loss of subsidiaries, net of tax	(966)	-	-	-	966	-

Comprehensive income (loss)	$11,486	$11,750	$(55)	$(838)	$(10,857)	$11,486

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended September 29, 2012

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$479,753	$1,658	$70,596	$(49,952)	$502,055
Cost of sales	-	210,749	531	59,735	(43,527)	227,488

Gross profit	-	269,004	1,127	10,861	(6,425)	274,567
Selling expenses	-	143,083	1,465	20,989	(180)	165,357
General and administrative expenses	-	51,497	-	104	113	51,714
Restructuring charges	-	655	-	1,070	-	1,725

Operating income (loss)	-	73,769	(338)	(11,302)	(6,358)	55,771

Interest expense	-	53,992	-	61	-	54,053
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Other expense (income)	-	5,112	-	(10,035)	-	(4,923)

Income (loss) from continuing operations before provision for (benefit from) income taxes	-	1,289	(338)	(1,328)	(6,358)	(6,735)

Provision for (benefit from) income taxes	-	258	(68)	(305)	(1,932)	(2,047)

Income (loss) from continuing operations	-	1,031	(270)	(1,023)	(4,426)	(4,688)

Loss from discontinued operations, net of income taxes	-	(105)	-	-	-	(105)
Income (loss) before equity in earnings of subsidiaries, net of tax	-	926	(270)	(1,023)	(4,426)	(4,793)

Equity in earnings of subsidiaries, net of tax	4,793	1,293	-	-	(6,086)	-

Net loss	$(4,793)	$(367)	$(270)	$(1,023)	$1,660	$(4,793)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended October 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$443,408	$1,703	$65,808	$(41,783)	$469,136
Cost of sales	-	194,853	532	53,845	(38,118)	211,112

Gross profit	-	248,555	1,171	11,963	(3,665)	258,024
Selling expenses	-	146,278	1,475	15,482	(180)	163,055
General and administrative expenses	-	47,778	-	-	113	47,891

Operating income (loss)	-	54,499	(304)	(3,519)	(3,598)	47,078

Interest expense	-	53,303	-	-	-	53,303
Other income	-	(625)	-	(4,707)	-	(5,332)

Income (loss) from continuing operations before provision for (benefit from) income taxes	-	1,821	(304)	1,188	(3,598)	(893)

Provision for (benefit from) income taxes	-	2,720	(454)	303	(3,417)	(848)

(Loss) income from continuing operations	-	(899)	150	885	(181)	(45)

Loss from discontinued operations, net of income taxes	-	(227)	-	-	-	(227)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(1,126)	150	885	(181)	(272)

Equity in losses (earnings) of subsidiaries, net of tax	272	(1,035)	-	-	763	-

Net (loss) income	$(272)	$(91)	$150	$885	$(944)	$(272)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Thirty-nine Weeks Ended September 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,793)	$(367)	$(270)	$(1,023)	$1,660	$(4,793)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	1,853	-	1,853
Other comprehensive income, net of tax	-	-	-	1,853	-	1,853
Equity in other comprehensive income of subsidiaries, net of tax	1,853	-	-	-	(1,853)	-

Comprehensive (loss) income	$(2,940)	$(367)	$(270)	$830	$(193)	$(2,940)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Thirty-nine Weeks Ended October 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(272)	$(91)	$150	$885	$(944)	$(272)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	(776)	-	(776)
Unrealized gain on interest rate swaps	-	712	-	-	-	712
Other comprehensive income, net of tax	-	712	-	(776)	-	(64)
Equity in other comprehensive loss of subsidiaries, net of tax	(64)	-	-	-	64	-

Comprehensive (loss) income	$(336)	$621	$150	$109	$(880)	$(336)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,793)	$(367)	$(270)	$(1,023)	$1,660	$(4,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	-	(5,830)	-	-	-	(5,830)
Depreciation and amortization	-	22,971	18	913	-	23,902
Unrealized gain on marketable securities	-	(184)	-	-	-	(184)
Equity-based compensation expense	-	572	-	-	-	572
Deferred taxes	-	6,351	9	(198)	-	6,162
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Loss on disposal and impairment of property and equipment	-	380	-	2	-	382
Restructuring charges	-	-	-	1,070	-	1,070
Equity in losses (earnings) of subsidiaries	4,793	1,293	-	(4,426)	(1,660)	-
Changes in assets and liabilities:
Accounts receivable	-	(27,164)	43	3,937	-	(23,184)
Inventory	-	(38,019)	6	(11,856)	-	(49,869)
Prepaid expenses and other assets	-	(2,020)	5	(438)	-	(2,453)
Accounts payable	-	6,061	(81)	168	-	6,148
Income taxes	-	(16,801)	-	896	-	(15,905)
Accrued expenses and other liabilities	-	(10,025)	(643)	3,003	-	(7,665)

NET CASH USED IN OPERATING ACTIVITIES	-	(49,406)	(913)	(7,952)	-	(58,271)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(16,727)	(85)	(4,164)	-	(20,976)
Intercompany payables/receivables	-	(12,637)	-	-	12,637	-
NET CASH USED IN INVESTING ACTIVITIES	-	(29,364)	(85)	(4,164)	12,637	(20,976)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000	-	-	-	15,000
Borrowings under Senior Secured Asset-Based Credit Facility	-	81,000	-	-	-	81,000
Borrowings under Term Loan Facility		717,750	-	-	-	717,750
Repayments under Senior Secured Credit Facility	-	(718,125)	-	-	-	(718,125)
Payments of call premiums and fees for extinguishment of debt		(6,763)	-	-	-	(6,763)
Repayments under Term Loan Facility	-	(3,625)	-	-	-	(3,625)
Financing costs	-	(11,579)	-	-	-	(11,579)
Dividend to YCC Holdings LLC	-	(32,351)	-	-	-	(32,351)
Proceeds from issuance of common stock	-	30	-	-	-	30
Repurchase of common stock	-	(2,369)	-	-	-	(2,369)
Principal payments on capital lease obligations	-	(804)	-	(248)	-	(1,052)
Intercompany payables/receivables	-	-	196	12,441	(12,637)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	38,164	196	12,193	(12,637)	37,916

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	118	-	118

NET (DECREASE) INCREASE IN CASH	-	(40,606)	(802)	195	-	(41,213)

CASH, BEGINNING OF PERIOD	-	45,777	1,830	3,226	-	50,833

CASH, END OF PERIOD	$-	$5,171	$1,028	$3,421	$-	$9,620

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended October 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(272)	$(91)	$150	$885	$(944)	$(272)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	-	29,923	14	633	-	30,570
Gain on derivatives	-	(4,333)	-	-	-	(4,333)
Unrealized gain on marketable securities	-	122	-	-	-	122
Equity-based compensation expense	-	633	-	-	-	633
Deferred taxes	-	2,458	21	(154)	-	2,325
Loss on disposal of property and equipment	-	782	-	-	-	782
Equity in losses (earnings) of subsidiaries	272	(1,035)	-	(181)	944	-
Changes in assets and liabilities:
Accounts receivable, net	-	(28,838)	111	(5,068)	-	(33,795)
Inventory	-	(52,570)	-	(10,380)	-	(62,950)
Prepaid expenses and other assets	-	(1,845)	(43)	(372)	-	(2,260)
Accounts payable	-	13,883	(5)	183	-	14,061
Income taxes payable	-	(23,554)	-	419	-	(23,135)
Accrued expenses and other current liabilities	-	(12,431)	(639)	1,130	-	(11,940)

NET CASH USED IN OPERATING ACTIVITIES	-	(76,896)	(391)	(12,905)	-	(90,192)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(15,458)	(32)	(1,777)	-	(17,267)
Proceeds from the sale of property and equipment	-	38	-	-	-	38
Intercompany payables/receivables	-	(12,951)	-	-	12,951	-

NET CASH USED IN INVESTING ACTIVITIES	-	(28,371)	(32)	(1,777)	12,951	(17,229)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings on credit facility	-	137,000	-	-	-	137,000
Repayments under credit facility	-	(20,000)	-	-	-	(20,000)
Contribution by YCC Holdings LLC	-	3,000	-	-	-	3,000
Investment in subsidiary	-	(360)	-	-	360	-
Contribution by Yankee Holding Corp.	-	-	-	360	(360)	-
Dividends paid to YCC Holdings LLC	-	(19,178)	-	-	-	(19,178)
Proceeds from issuance of common stock	-	20	-	-	-	20
Repurchase of common stock	-	(811)	-	-	-	(811)
Principal payments on capital lease obligations	-	(567)	-	-	-	(567)
Financing costs	-	(468)	-	-	-	(468)
Intercompany payables/receivables	-	-	(289)	13,240	(12,951)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	98,636	(289)	13,600	(12,951)	98,996

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	6	-	6

NET DECREASE IN CASH	-	(6,631)	(712)	(1,076)	-	(8,419)

CASH, BEGINNING OF PERIOD	-	8,702	1,868	2,143	-	12,713

CASH, END OF PERIOD	$-	$2,071	$1,156	$1,067	$-	$4,294

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except where otherwise indicated, this discussion relates to the consolidated financial statements for both YCC Holdings and Holding Corp. (Holding Corp. together with YCC Holdings and its direct and indirect subsidiaries, the “Companies”).

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

Retail Operations: We are the largest specialty retailer of premium scented candles in the U.S. Our retail operations include our retail stores, our Consumer Direct business, our Fundraising business, and Chandler's restaurant (located at our South Deerfield, Massachusetts flagship store). We operate 564 specialty retail stores under the Yankee Candle® name as of September 29, 2012. Our retail stores, excluding our two flagship stores, average approximately 1,626 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Operations: We have an attractive and growing wholesale segment with a diverse customer base. As of September 29, 2012, we had approximately 27,800 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl’s, regional department stores, “premium mass” retailers such as Target and Meijer, home improvement retailers and selected club stores and other national accounts. We believe the Yankee Candle® brand name is the most recognized brand in the premium scented candle market. Our wholesale customers are also loyal, with approximately 79% of our U.S. wholesale accounts having been customers for more than five years. We believe that our ability to provide industry leading category management expertise to our wholesale customers regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences is a significant competitive advantage that we plan to continue to leverage.

 International Operations: We sell our products in the United Kingdom and elsewhere in Europe primarily through international distributors and our wholly-owned subsidiary Yankee Candle (Europe), LTD (“YCE”), which has an international wholesale customer network of approximately 5,900 store locations and distributors covering 57 countries as of September 29, 2012. YCE sells our products through multiple channels, with the majority of its sales occurring in the United Kingdom and Ireland through independent gift stores, national accounts and also through its "store within a store" retail concessions business. YCE also sells directly to wholesale accounts in countries such as Germany, Italy and France, and to numerous other countries through distributors. We intend to continue to grow our business outside of North America by leveraging our wholesale distribution network and our new distribution center in Bristol, England, and by further expanding our international business, including further geographic expansion in Asia, primarily in Japan, China and Korea and in Latin America.

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

	Thirteen	Thirteen	Thirty-Nine		Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended		Weeks Ended
	September 29, 2012	Ocotber 1, 2011	September 29, 2012		Ocotber 1, 2011
YCC Holdings LLC Statements of Operations Data:
Sales:
Retail	46.1%	43.5%	51.0%		49.6%
Wholesale	41.4	42.7	34.7		36.0
International	12.4	13.8	14.3		14.4
Total sales	100.0	100.0	100.0		100.0
Cost of sales	45.8	45.1	45.3		45.0
Gross profit	54.2	54.9	54.7		55.0
Selling expenses	28.1	29.7	32.9		34.8
General and administrative expenses	8.4	7.9	10.3		10.3
Restructuring charges	-	-	0.3		-
Operating income	17.7	17.3	11.2		9.9
Other expense, net	12.4	12.5	17.7		15.0
Income (loss) from continuing operations before provision for (benefit from) income taxes	5.3	4.9	(6.5)		(5.1)
Provision for (benefit from) income taxes	2.1	1.6	(2.4)		(1.9)
Income (loss) from continuing operations	3.2	3.3	(4.1)		(3.1)
Loss from discontinued operations, net of taxes	-	-	-		(0.1)
Net income (loss)	3.2%	3.3%	(4.1	) %	(3.2	) %

	Thirteen	Thirteen	Thirty-Nine		Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended		Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012		October 1, 2011
Yankee Holding Corp. Statements of Operations Data:
Sales:
Retail	46.1%	43.5%	51.0%		49.6%
Wholesale	41.4	42.7	34.7		36.0
International	12.4	13.8	14.3		14.4
Total sales	100.0	100.0	100.0		100.0
Cost of sales	45.8	45.1	45.3		45.0
Gross profit	54.2	54.9	54.7		55.0
Selling expenses	28.1	29.7	32.9		34.8
General and administrative expenses	8.4	7.8	10.3		10.2
Restructuring charges	-	-	0.3		-
Operating income	17.7	17.4	11.2		10.0
Other expense, net	8.0	7.9	12.5		10.2
Income (loss) from continuing operations before provision for (benefit from) income taxes	9.7	9.5	(1.3)		(0.2)
Provision for (benefit from) income taxes	3.7	3.1	(0.4)		(0.1)
Income (loss) from continuing operations	6.0	6.4	(0.9)		(0.1)
Loss from discontinued operations, net of taxes	-	-	-		-
Net income (loss)	6.0%	6.4%	(0.9	) %	(0.1	) %

Thirteen weeks ended September 29, 2012 versus the Thirteen weeks ended October 1, 2011

SALES

Sales increased 3.4% to $201.7 million for the thirteen weeks ended September 29, 2012 from $195.1 million for the thirteen weeks ended October 1, 2011.

Retail Sales

Retail sales increased 9.7% to $93.1 million for the thirteen weeks ended September 29, 2012, from $84.9 million for the thirteen weeks ended October 1, 2011.  The increase in retail sales was primarily due to (i) increased comparable store sales of approximately $2.5 million, (ii) the addition of 22 new Yankee Candle stores during 2012 which contributed $2.5 million, (iii) increased sales in our catalog and internet business (“Consumer Direct”) of approximately $2.2 million, (iv) sales attributable to stores opened in 2011 that have not yet entered the comparable store base (which in 2011 were open for less than a full year) of approximately $0.5 million and (v) increased sales in our Yankee Candle Fundraising division of approximately $0.5 million.

Comparable sales for our Retail business, including Consumer Direct, increased 5.8% for the thirteen weeks ended September 29, 2012 compared to the thirteen weeks ended October 1, 2011. Yankee Candle comparable store sales for the thirteen weeks ended September 29, 2012 increased 3.4% compared to the thirteen weeks ended October 1, 2011. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in the average ticket price of 10.6% offset by a decrease in transactions of 7.2%. There were 530 stores included in the Yankee Candle comparable store base as of September 29, 2012 as compared to 499 stores included in the Yankee Candle comparable store base as of October 1, 2011. There were 564 total retail stores open as of September 29, 2012, compared to 548 total retail stores open as of October 1, 2011.

Wholesale Sales

Wholesale sales increased 0.5% to $83.6 million for the thirteen weeks ended September 29, 2012 from $83.2 million for the thirteen weeks ended October 1, 2011.

The increase in wholesale sales was primarily due to (i) increased sales in our “all other” channel, consisting of various accounts outside of our premium mass, specialty, and gift channels, of approximately $5.0 million, (ii) increased sales to specialty and department store channels of approximately $2.4 million, partially offset by (i) decreased sales to premium mass channels of approximately $5.1 million and (ii) decreased sales in our gift store account channel of approximately $1.9 million.

International Sales
International sales decreased 7.3% to $25.0 million for the thirteen weeks ended September 29, 2012 from $27.0 million for the thirteen weeks ended October 1, 2011.

The decrease in international sales was primarily due to (i) decreased sales in our United Kingdom wholesale business of $1.9 million and decreased sales in our European wholesale business (outside of the United Kingdom) of $0.5 million which were both attributable to order management and shipping issues and delays experienced in connection with the implementation of a new ERP system for YCE and (ii) a decrease of $0.4 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.  These decreases were partially offset by (i) increased sales in our retail concession channel of $0.5 million, and (ii) increased sales in our international distributor channels of $0.3 million.

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

Gross profit increased 2.1% to $109.4 million for the thirteen weeks ended September 29, 2012 from $107.2 million for the thirteen weeks ended October 1, 2011. As a percentage of sales, gross profit decreased to 54.2% for the thirteen weeks ended September 29, 2012 from 54.9% for the thirteen weeks ended October 1, 2011. Included in gross profit for each of the thirteen weeks ended September 29, 2012 and October 1, 2011 are purchase accounting costs of $0.2 million. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 9.0% to $61.6 million for the thirteen weeks ended September 29, 2012 compared to $56.5 million for the thirteen weeks ended October 1, 2011.  The increase in gross profit dollars over the prior year quarter was primarily due to (i) price increases taken during the first quarter of 2012, which assuming no elasticity contributed $4.7 million, (ii) increased sales volume which increased gross profit by approximately $4.3 million, (iii) increased gross profit of our Yankee Candle Fundraising division of $0.3 million and (iv) decreased costs in our supply chain operations of approximately $0.1 million partially offset by (i) increased promotional and marketing activity of approximately $3.3 million and (ii) combined unfavorable product cost and product mix of $1.0 million.

As a percentage of sales, retail gross profit decreased slightly to 66.2% for the thirteen weeks ended September 29, 2012 from 66.6% for the thirteen weeks ended October 1, 2011. The decrease in gross profit rate was primarily the result of unfavorable product cost and product mix of 1.2% and increased promotional activity which decreased gross profit by approximately 1.1%.  The decrease in gross profit rate was partially offset by (i) decreased costs in our supply chain operations resulting in an increase in gross profit rate of 0.1% and (ii) price increases taken during the first quarter of 2012, which assuming no elasticity increased the gross profit rate by approximately 1.8%.

Wholesale Gross Profit

Wholesale gross profit dollars remained relatively flat at $40.0 million for the thirteen weeks ended September 29, 2012 compared to $39.9 million for the thirteen weeks ended October 1, 2011. Price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately $4.1 million and were almost completely offset by (i) increased promotional and marketing activity of approximately $1.4 million, (ii) unfavorable product cost related to shift in channel mix of approximately $1.4 million and (iii) decreased sales volume which decreased gross profit by approximately $1.2 million.

As a percentage of sales, wholesale gross profit remained relatively flat at 47.8% for the thirteen weeks ended September 29, 2012 compared to 47.9% for the thirteen weeks ended October 1, 2011. The change in gross profit rate consists of unfavorable product cost related to a shift in channel mix of 1.9%, coupled with increased allowances and promotional and marketing activity which decreased gross profit rate by approximately 0.8% and were almost fully offset by price increases taken during the first quarter of 2012, which assuming no elasticity contributed approximately 2.6%.

International Gross Profit

International gross profit dollars decreased 26.6% to $8.0 million for the thirteen weeks ended September 29, 2012 from $10.9 million for the thirteen weeks ended October 1, 2011. The decrease in international gross profit dollars was primarily attributable to (i) increased allowances and promotional and marketing activity which decreased gross profit by approximately $0.9 million, (ii) increased supply chain and logistics costs which decreased gross profit by approximately $0.8 million which were primarily due to additional labor and processing costs to address the shipping issues associated with the implementation of the new ERP system for YCE., (iii) unfavorable product cost and channel mix of approximately $0.8 million and (iv) decreased sales volume of approximately $0.3 million.

As a percentage of sales, international gross profit decreased to 32.1% for the thirteen weeks ended September 29, 2012 from 40.4% for the thirteen weeks ended October 1, 2011. The decrease in gross profit rate was primarily attributable to (i) increased supply chain operations and logistics costs primarily related to the ERP implementation for YCE which decreased gross profit rate by approximately 3.1%, (ii) unfavorable product cost and channel mix of approximately 2.8% and (iii) increased allowances and promotional and marketing activity which decreased gross profit rate by approximately 2.4%.

SELLING EXPENSES

Selling expenses decreased 2.2% to $56.6 million for the thirteen weeks ended September 29, 2012 from $57.9 million for the thirteen weeks ended October 1, 2011. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 28.1% and 29.7% for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.

Included in selling expenses for the thirteen weeks ended September 29, 2012 and October 1, 2011 are purchase accounting costs of $0.4 million and $3.4 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 1.8% to $46.3 million for the thirteen weeks ended September 29, 2012 from $45.5 million for the thirteen weeks ended October 1, 2011.  As a percentage of retail sales, retail selling expenses were 49.7% and 53.6% for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.  The increase in retail selling expenses in dollars was related to selling expenses incurred in the new Yankee Candle retail stores opened in 2012 and 2011, which together represented an increase of approximately $1.9 million, partially offset by decreased marketing related costs of approximately $0.8 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 1.3% as a result of increased comparable store sales coupled with the decrease in marketing related costs of approximately 0.9%.

Wholesale Selling Expenses

Wholesale selling expenses decreased 11.4% to $3.1 million for the thirteen weeks ended September 29, 2012 from $3.5 million for the thirteen weeks ended October 1, 2011. As a percentage of wholesale sales, wholesale selling expenses were 3.7% and 4.2% for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively. The decrease in selling expenses and as a percentage of sales was primarily attributable to decreased marketing costs and an increase in sales quarter over quarter.

International Selling Expenses

International selling expenses increased 25.9% to $6.8 million for the thirteen weeks ended September 29, 2012 from $5.4 million for the thirteen weeks ended October 1, 2011. As a percentage of international sales, international selling expenses were 27.3% and 20.2% for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.  The increase in selling expenses and as a percentage of sales was primarily related to increased labor and commission costs of approximately $0.8 million or 4.0% related to the overall growth of the business and increased sales in our concession channel, and other increased operating expenses of approximately $0.6 million or 3.1% largely related to incremental facility and occupancy costs to support the overall year to date revenue growth.  The decreased sales in our European operations related to the ERP implementation during the thirteen weeks ended September 29, 2012 caused our selling expenses to deleverage against the sales base for the thirteen weeks ended September 29, 2012 relative to the prior year.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses increased 9.0% to $16.9 million for the thirteen weeks ended September 29, 2012 compared to $15.5 million for the thirteen weeks ended October 1, 2011.  As a percentage of sales, general and administrative expenses were approximately 8.4% and 7.9% for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively. The increase in general and administrative costs was primarily driven by increased incentive program expenses of $2.1 million driven by positive performance to plans, partially offset by decreased medical costs of $0.7 million.

Restructuring Charges

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. In addition, during the second quarter of 2012, YCE relocated its corporate headquarters and distribution center in England. The Company did not incur any additional restructuring charges during the thirteen weeks ended September 29, 2012.

Interest and Other Expense, Net

YCC Holdings’ interest and other expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote, was $24.9 million for the thirteen weeks ended September 29, 2012 compared to $24.3 million for the thirteen weeks ended October 1, 2011.  The primary component of this expense is interest expense, which was $27.0 million and $26.7 million for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $16.2 million for the thirteen weeks ended September 29, 2012 compared to $15.5 million for the thirteen weeks ended October 1, 2011. The primary component of this expense is interest expense, which was $18.3 million and $17.8 million for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended September 29, 2012 and October 1, 2011, Yankee Candle recognized a gain related to its derivative contracts of $2.1 million and $2.2 million, respectively.

Provision for Income Taxes

The provision for income taxes for YCC Holdings for the thirteen weeks ended September 29, 2012 and October 1, 2011 was approximately $4.2 million and $3.1 million, respectively. The effective tax rates for the thirteen weeks ended September 29, 2012 and October 1, 2011 were 38.7% and 32.5%, respectively.

The provision for income taxes for Holding Corp. for the thirteen weeks ended September 29, 2012 was $7.4 million compared to $6.0 million for the thirteen weeks ended October 1, 2011. The effective tax rates for the thirteen weeks ended September 29, 2012 and October 1, 2011 were 37.5% and 32.6%, respectively.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.

Thirty-nine weeks ended September 29, 2012 versus the Thirty-nine weeks ended October 1, 2011

SALES

Sales increased 7.0% to $502.1 million for the thirty-nine weeks ended September 29, 2012 from $469.1 million for the thirty-nine weeks ended October 1, 2011.

Retail Sales

Retail sales increased 9.9% to $255.8 million for the thirty-nine weeks ended September 29, 2012, from $232.7 million for the thirty-nine weeks ended October 1, 2011.  The increase in retail sales was primarily due to (i) increased sales in Consumer Direct of approximately $7.0 million, (ii) sales attributable to stores opened in 2011 that have not yet entered the comparable store base (which in 2011 were open for less than a full year) of approximately $5.0 million, (iii) increased comparable store sales of approximately $5.2 million, (iv) the addition of 22 new Yankee Candle stores during 2012 which contributed $4.2 million and (v) an increase in sales from our Yankee Candle Fundraising division of approximately $1.8 million.

Comparable sales for our Retail business, including Consumer Direct, increased 5.6% for the thirty-nine weeks ended September 29, 2012 compared to the thirty-nine weeks ended October 1, 2011. Yankee Candle comparable store sales for the thirty-nine weeks ended September 29, 2012 increased 2.7% compared to the thirty-nine weeks ended October 1, 2011. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in average ticket price of 5.1% offset by decreased transactions of 2.4%. There were 530 stores included in the Yankee Candle comparable store base as of September 29, 2012 as compared to 499 stores included in the Yankee Candle comparable store base as of October 1, 2011. There were 564 total retail stores open as of September 29, 2012, compared to 548 total retail stores open as of October 1, 2011.

Wholesale Sales

Wholesale sales increased 3.3% to $174.3 million for the thirty-nine weeks ended September 29, 2012 from $168.8 million for the thirty-nine weeks ended October 1, 2011.

The increase in wholesale sales was primarily due to (i) increased sales in our “all other” channel, consisting of various accounts outside of our premium mass, specialty, and gift channels, of approximately $10.2 million and (ii) increased sales in our specialty and department store channel of approximately $1.7 million, partially offset by (i) decreased sales to premium mass channels of approximately $3.7 million and (ii) decreased sales in our gift store account channel of approximately $2.5 million.

International Sales

International sales increased 6.5% to $72.0 million for the thirty-nine weeks ended September 29, 2012 from $67.6 million for the thirty-nine weeks ended October 1, 2011.

The increase in international sales was primarily due to (i) an increase in our international distributor channels of $2.3 million, (ii) increased sales in our retail concession channel of $2.2 million, (iii) increased sales in our European wholesale business (outside of the United Kingdom) of $0.8 million and (iv) increased sales in our United Kingdom wholesale business of $0.2 million.  These increases in our international sales were partially offset by a decrease of $1.1 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 6.4 % to $274.6 million for the thirty-nine weeks ended September 29, 2012 from $258.0 million for the thirty-nine weeks ended October 1, 2011. As a percentage of sales, gross profit decreased slightly to 54.7 % for the thirty-nine weeks ended September 29, 2012 from 55.0% for the thirty-nine weeks ended October 1, 2011. Included in gross profit for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 are purchase accounting costs of $1.0 million and $0.3 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 9.6% to $165.0 million for the thirty-nine weeks ended September 29, 2012 compared to $150.5 million for the thirty-nine weeks ended October 1, 2011.  The increase in gross profit dollars was primarily due to (i) increased sales volume which increased gross profit by approximately $14.7 million, (ii) price increases taken during the first quarter of 2012, which assuming no elasticity contributed $11.5 million, (iii) decreased costs in our supply chain operations of approximately $1.0 million and (iv) sales volume increases from our Yankee Candle fundraising division which contributed additional gross profit of approximately $1.1 million. These retail gross profit increases were partially offset by increased promotional and marketing activity of approximately $12.6 million, coupled with unfavorable product mix of approximately $1.2 million.

As a percentage of sales, retail gross profit decreased slightly to 64.5% for the thirty-nine weeks ended September 29, 2012 from 64.7% for the thirty-nine weeks ended October 1, 2011. The decrease in gross profit rate consisted of increased promotional activity which decreased gross profit by approximately 1.7 % and unfavorable product mix which also decreased gross profit rate by approximately 0.6%. These decreases in gross profit rate were offset by price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately 1.7% coupled with decreased costs in our supply chain operations resulting in an increase in gross profit rate of 0.4%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 3.6% to $83.2 million for the thirty-nine weeks ended September 29, 2012 from $80.3 million for the thirty-nine weeks ended October 1, 2011. The increase in wholesale gross profit dollars was primarily attributable to price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately $8.5 million, coupled with decreased costs in our supply chain operations of approximately $1.4 million. These increases were partially offset by (i) unfavorable product cost related to shift in channel mix of approximately $4.2 million, (ii) increased promotional and marketing activity of approximately $2.6 million and (iii) decreased sales volume, which decreased gross profit by approximately $0.2 million.

As a percentage of sales, wholesale gross profit increased slightly to 47.7% for the thirty-nine weeks ended September 29, 2012 from 47.5% for the thirty-nine weeks ended October 1, 2011. The increase in gross profit rate was primarily attributable to (i) price increases taken during the first quarter of 2012, which assuming no elasticity contributed approximately 2.7%, (ii) decreased costs in our supply chain operations which increased gross profit rate by approximately 0.8%, partially offset by unfavorable product cost mix of 2.6% coupled with promotional and marketing activity which decreased gross profit rate by 0.7%.

International Gross Profit

International gross profit dollars decreased 1.1% to $27.3 million for the thirty-nine weeks ended September 29, 2012 from $27.6 million for the thirty-nine weeks ended October 1, 2011. The decrease in international gross profit dollars was primarily attributable to (i) increased allowances and promotional and marketing activity which decreased gross profit by approximately $4.1 million, (ii) increased supply chain operations costs which decreased gross profit by approximately $1.1 million were primarily related to additional labor and processing costs to address the shipping issues associated with the implementation of the new ERP system for YCE, in addition to a decrease of $0.5 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound. These decreases in gross profit dollars were partially offset by increased sales volume of $3.9 million coupled with favorable product cost and channel mix of approximately $1.5 million.

As a percentage of sales, international gross profit decreased to 37.9% for the thirty-nine weeks ended September 29, 2012 as compared to 40.9% for the thirty-nine weeks ended October 1, 2011.The decrease in gross profit rate was primarily attributable to  increased allowances and promotional and marketing activity which decreased gross profit rate by 3.4% coupled with increased supply chain operations costs which decreased gross profit by 1.7%, offset by favorable product cost and channel mix of approximately 2.1% largely attributable to increased sales within our retail concessions channel, which has the highest margins within our international business.

SELLING EXPENSES

Selling expenses increased 1.4% to $165.4 million for the thirty-nine weeks ended September 29, 2012 from $163.1 million for the thirty-nine weeks ended October 1, 2011. These expenses are related to our wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as store pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 32.9 % and 34.8% for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.

Included in selling expenses for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 are purchase accounting costs of $2.5 million and $10.3 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 5.1% to $134.0 million for the thirty-nine weeks ended September 29, 2012 from $127.5 million for the thirty-nine weeks ended October 1, 2011. As a percentage of retail sales, retail selling expenses were 52.4% and 54.8% for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2012 and 2011, which together represented an increase of approximately $7.6 million partially offset by decreased marketing related costs of approximately $1.0 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 1.0% as a result of increased comparable store sales, coupled with the decrease in marketing related costs of approximately 0.7%.

Wholesale Selling Expenses

Wholesale selling expenses decreased 8.2% to $9.0 million for the thirty-nine weeks ended September 29, 2012 from $9.8 million for the thirty-nine weeks ended October 1, 2011. As a percentage of wholesale sales, wholesale selling expenses were 5.2% and 5.8% for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. The decrease in selling expenses and as a percentage of sales was attributable to decreased marketing and labor costs year over year.

International Selling Expenses

International selling expenses increased 29.2% to $19.9 million for the thirty-nine weeks ended September 29, 2012 from $15.4 million for the thirty-nine weeks ended October 1, 2011. As a percentage of international sales, international selling expenses were 27.6% and 22.7% for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.  The increase in selling expenses was primarily related to (i) increased commissions and labor expenses of $1.8 million, (ii) the write-off of a portion of a receivables balance from one of our wholesale accounts that unexpectedly went into receivership of approximately $1.2 million and other operating costs of approximately $1.5 million related to the increased sales volume in this business.  The increase in selling expenses as a percentage of sales was primarily related to the write-off of receivables mentioned above which had a negative impact of approximately 1.7%, increased commissions and labor costs of approximately 1.7% related to the revenue growth in the business and increases in other selling expenses. The decreased sales in our European operations related to the ERP implementation during the thirteen weeks ended September 29, 2012 caused our selling expenses to deleverage against the sales base for the thirty-nine weeks ended September 29, 2012 relative to the prior year.

General and Administrative Expenses

General and administrative expenses, which are shown in our unallocated/corporate/other column of the Companies’ segment footnote, consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail, wholesale or international operations. General and administrative expenses increased 7.2% to $51.8 million for the thirty-nine weeks ended September 29, 2012 compared to $48.3 million for the thirty-nine weeks ended October 1, 2011.  As a percentage of sales, general and administrative expenses were approximately 10.3% for each of the thirty-nine weeks ended September 29, 2012 and October 1, 2011.

The general and administrative expenses of $48.3 million for the thirty-nine weeks ended October 1, 2011 includes the $3.0 million paid to Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes. Excluding such expenses, general and administrative costs were unfavorable by $6.5 million driven largely by (i) increased incentive program expenses of $3.2 million driven by positive performance to plans, (ii) increased medical costs of $1.4 million, (iii) increased consulting and advertising expenses of $1.6 million and (iv) additional operating expenses driven by increased sales over prior year of $0.3 million.

Restructuring Charges

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. In addition, during the second quarter of 2012, YCE relocated its corporate headquarters and distribution center in England. As a result of these changes the Company incurred restructuring charges of $1.1 million during the thirteen weeks ended June 30, 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.  As a result of the changes discussed, the Company incurred restructuring charges of $1.7 million during the thirty-nine weeks ended September 29, 2012.

Interest and Other Expense, Net

YCC Holdings’ interest and other (income) expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnote was $88.7 million for the thirty-nine weeks ended September 29, 2012 compared to $70.4 million for the thirty-nine weeks ended October 1, 2011.  The primary component of this expense is interest expense, which was $80.3 million and $75.7 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. During the thirty-nine weeks ended September 29, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

The increase in interest expense primarily relates to additional interest expense of $3.8 million of related to the Senior PIK Notes which were outstanding for the full thirty-nine weeks ended September 29, 2012.

Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $62.5 million for the thirty-nine weeks ended September 29, 2012 compared to $48.0 million for the thirty-nine weeks ended October 1, 2011. The primary component of this expense is interest expense, which was $54.1 million and $53.3 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 respectively. During the thirty-nine weeks ended September 29, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Changes in the fair value of Yankee Candle’s derivative contracts are recognized in the condensed consolidated statement of operations. During the thirty-nine weeks ended September 29, 2012 and October 1, 2011, Yankee Candle recognized a gain related to its derivative contracts of $5.8 million and $4.3 million, respectively.

Benefit From Income Taxes

The benefit from income taxes for YCC Holdings for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was approximately $12.1 million and $9.1 million, respectively. The effective tax rates for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 were 36.6% and 38.4%, respectively.

The benefit from income taxes for Holding Corp. for the thirty-nine weeks ended September 29, 2012 was $2.0 million compared to $0.8 million for the thirty-nine weeks ended October 1, 2011. The effective tax rates for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 were 30.4 % and 95.0%, respectively. The decrease in the effective tax rate primarily relates to the release of uncertain tax positions during the thirty-nine weeks ended October 1, 2011 for which the statute of limitations had passed.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. The loss from discontinued operations, net of income taxes was $0.1 million and $0.2 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.

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

Term Loan Facility

The Term Loan Facility will mature on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% ($1.8 million) of the original aggregate principal amount of the Term Loan Facility, with the balance payable at final maturity.  Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of September 29, 2012, the interest rate applicable to the Term Loan Facility was 5.25%.

The Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2012 through the quarter ending September 29, 2012, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.25 to 1.00. As of September 29, 2012, Yankee Candle's actual net total leverage ratio was 5.13 to 1.00, as defined. As of September 29, 2012, total debt (including Yankee Candle's capital lease obligations of $5.7 million and net of $9.6 million in cash) was approximately $996.5 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

Set forth below is a reconciliation of Yankee Candle’s Consolidated EBITDA, as calculated under Yankee Candle's Term Loan Facility, to EBITDA and net income for the four quarters ended September 29, 2012 (in thousands):

Net income	$50,027
Provision for income taxes	29,298
Interest expense, net (excluding amortization of deferred financing fees)	58,899
Depreciation and amortization	35,000
EBITDA	173,224
Share-based compensation expense	759
Restructuring charges	1,725
Fees paid pursuant to the Management Agreement	1,500
Other non-cash expense	17,204
Consolidated EBITDA under the Credit Facility	$194,412

Under the Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings provided there is no event of default and the dividend payment would not cause the consolidated net interest coverage ratio (as defined in the Term Loan agreement) to be less than 2.0 to 1.0, in an amount equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 31, 2012 and for all fiscal years ending after December 31, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated net total leverage ratio (as defined in the Term Loan agreement) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan agreement as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non-cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor,  increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

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

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on the Term Loan Facility.  During the second and third quarters of 2009, Yankee Candle entered into forward starting amortizing interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011. The aggregate notional value amortizes over the life of the swaps. As of September 29, 2012, the aggregate notional value of the swaps was $219.8 million, or 30.5% of the Term Loan Facility, resulting in a blended fixed rate of 3.49%. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and trade accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by Yankee Candle’s United Kingdom subsidiary.  Borrowings under the ABL Facility bear interest at a rate equal to either (i)LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of September 29, 2012 the interest rate applicable to the ABL Facility was 2.0%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0: 1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on receivables and inventory (the “ABL Loan Cap”) or (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.   As of September 29, 2012, the ABL Loan Cap was $142.5 million.  As of September 29, 2012 Yankee Candle had outstanding letters of credit of $2.2 million and $81.0 million outstanding under the ABL Facility or $83.2 million utilized resulting in unused borrowings of $59.3 million.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

Under the ABL Facility, Yankee Candle is permitted to declare dividends to Holding Corp. (1) on an unlimited basis if certain tests are met and (2) also solely to fund interest payments on the Senior PIK notes subject to the restrictions described below.

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

Senior PIK Notes of YCC Holdings

In February 2011 YCC Holdings formed a 100% owned subsidiary, Yankee Finance, for the purpose of co-issuing in conjunction with YCC Holdings $315.0 million Senior PIK Notes. Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest"), to the extent described in the related indenture. The amount of cash interest required to be paid for an interest period is determined prior to the beginning of an interest period and is calculated based upon the amount that would be permitted to be paid as a dividend as of such determination date to YCC Holdings by its subsidiaries for the purpose of paying cash interest on the Senior PIK Notes (based upon restrictions imposed by applicable law and such subsidiaries' debt agreements) plus the amount of cash on hand at YCC Holdings on the determination date (subject to certain exceptions set forth in the indenture). If the amount that would be available is less than the amount of interest due for that interest period, then YCC Holdings is permitted to pay all or a specified portion of such interest as PIK Interest rather than in cash on the interest payment date as provided in the indenture. As of September 29, 2012, the Senior PIK Notes are structurally subordinated to approximately $993.8 million of indebtedness of Holding Corp.

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

YCC Holdings is a holding company with no direct operations. Its principal asset is the indirect equity interests it holds in Yankee Candle, and all of its operations are conducted through Yankee Candle. As a result, YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guaranteed the Senior PIK Notes.  Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at September 29, 2012 by Yankee Candle’s Term Loan Facility, ABL Facility and the indentures governing the senior notes and senior subordinated notes.

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

During the thirty-nine weeks ended September 29, 2012 Holding Corp. declared and paid a dividend of $32.4 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  As of September 29, 2012, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $130.9 million.  We currently anticipate that Yankee Candle will be permitted under the terms of its debt agreements to make dividends sufficient to pay cash interest on the PIK Notes in the next twelve months.

Cash Flows and Funding of our Operations

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of September 29, 2012, was $9.6 million compared to $50.8 million as of December 31, 2011.  Cash used in operating activities for Holding Corp. for the thirty-nine weeks ended September 29, 2012 was $58.3 million as compared to cash used in operations of $90.2 million for the thirty-nine weeks ended October 1, 2011. The reduction in cash used in operations relative to the prior year was primarily driven by an increase in operating income net of depreciation and amortization of $2.0 million, a decrease in income tax payments of $12.1 million which was largely related to the tax benefit from interest expense of the $315.0 million Senior PIK Notes that were issued in 2011, a reduced pre-build of inventory during the first three quarters of 2012 of $13.1 million, and additional favorable changes in working capital of $6.8 million driven mostly by a reduction in the payment of incentive compensation during the thirty-nine weeks ended September 29, 2012, offset by additional interest paid of $3.7 million during the first three quarters of 2012. The additional interest payments in the first three quarters of 2012 were primarily attributable to the debt refinancing that occurred in April 2012.  The refinancing resulted in slightly higher interest rates overall and also resulted in paying interest monthly on the $725.0 million Term Loan Facility as opposed to paying interest semi-annually on the $315 million of Senior Notes.

Cash used in operating activities for YCC Holdings during the thirty-nine weeks ended September 29, 2012 was $90.6 million as compared to cash used in operations of $107.2 million for the thirty-nine weeks ended October 1, 2011.  The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to interest paid on the Senior PIK Notes.  Those interest payments are funded by dividends from Holding Corp. to YCC Holdings and are recorded as a financing activity by Holding Corp. as compared to an operating activity for YCC Holdings.

Net cash used in investing activities was $21.0 million and $17.2 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 respectively and was used for the purchase of property and equipment, primarily related to new stores, store renovations, the buildout of YCE’s new corporate headquarters and distribution facility and supply chain initiatives.

For the thirty-nine weeks ended September 29, 2012, net cash provided by financing activities for Holding Corp. was $37.9 million compared to cash provided by financing activities of $99.0 million for the thirty-nine weeks ended October 1, 2011.  The decrease in cash provided by financing activities was primarily driven by reduced revolving credit facility borrowings of $41.0 during the first nine months of 2012, and increased dividends of $13.2 million paid to YCC Holdings related primarily to the interest expense and payment of financing fees from the $315.0 million Senior PIK Notes.  For the thirty-nine weeks ended September 29, 2012, net cash provided by financing activities for YCC Holdings was $70.3 million compared to cash provided by financing activities of $116.0 million for the thirty-nine weeks ended October 1, 2011.  The difference in financing activities between Holding Corp. and YCC Holdings is primarily attributable to the dividends paid to YCC Holdings to fund interest payments on the $315.0 million Senior PIK Notes.

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

Our market risks relate primarily to changes in interest rates. At September 29, 2012, Yankee Candle had $802.4 million of floating rate debt and $198.0 million of fixed rate debt. At September 29, 2012, YCC Holdings had an additional $315.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $802.4 million outstanding under Yankee Candle’s Term Loan Facility and ABL Facility bears interest at variable rates. Borrowings under Yankee Candle’s Term Loan Facility bear interest at either (i)the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. Borrowings under the ABL Facility bear interest at a rate equal to either (i)LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of September 29, 2012, the weighted average combined interest rate on Yankee Candle’s Term Loan Facility and ABL Facility was 4.92%.  Because Yankee Candle’s Term Loan Facility and ABL Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle’s Term Loan Facility and ABL Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Loan Facility. This is achieved through converting a portion of the floating rate Term Loan Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted a portion of its Term Loan Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of September 29, 2012, the aggregate notional value of the swaps was $219.8 million, or 30.5% of Yankee Candle’s Term Loan Facility, resulting in a blended fixed rate of 3.49%. Based on Yankee Candle’s outstanding floating rate debt under the Term Loan Facility and the notional amount of our interest rate swaps, as of September 29, 2012, a 10.0% increase or decrease in current market interest rates would have no effect on our current term loan interest expense because of the Libor floor, but would impact interest expense related to our swaps by approximately $0.1 million on an annual basis.

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

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC’s management, with the participation of its chief executive officer and treasurer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2012, YCC Holdings LLC’s chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC’s internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2012, Yankee Holding Corp.’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in  Yankee Holding Corp.’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.’s internal control over financial reporting.

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

We have a substantial amount of debt.  As of September 29, 2012, YCC Holdings and its subsidiaries had $1,304.2 million of total debt, $795.8 million of which is secured debt.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2012

31.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2012

31.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2012

31.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2012

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 9, 2012

32.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 9, 2012

32.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 9, 2012

32.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 9, 2012

101	Interactive Data Files

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: November 9, 2012	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: November 9, 2012	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Treasurer
(Principal Financial and Accounting Officer)