Form 10-K
period 2012-12-29
YCC Holdings LLC; Yankee Holding Corp.
filed 2013-03-29
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to

Commission file number 333-141699-05 and 333-173505

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

YCC Holdings LLC and Yankee Holding Corp. are voluntary filers of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934, and each of YCC Holdings LLC and Yankee Holding Corp. would have filed all reports which would have been required of it during the past 12 months had it been subject to such provisions.

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

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The registrants had no common equity held by non-affiliates as of the last business day of the most recently completed second fiscal quarter.

YCC Holdings LLC does not issue common stock but has one member’s interest issued and outstanding.  YCC Holdings LLC’s sole member is Yankee Candle Investments LLC.

As of February 28, 2013, there were 497,981 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned YCC Holdings LLC.

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

All of the operating results of YCC Holdings and Holding Corp. are derived from the operating results of The Yankee Candle Company, Inc. (“Yankee Candle”), a wholly owned subsidiary of Holding Corp.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined.  Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation.  In addition, separate financial data and financial statements for each company are included in Part II (Item 6 and Item 8).

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans” and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Organization

On February 6, 2007, Yankee Candle, our “Predecessor” public company, merged (the “Merger”) with an affiliate of Madison Dearborn Partners, LLC (“MDP” or “Madison Dearborn”). In connection with the Merger, YCC Holdings acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. YCC Holdings was owned by affiliates of MDP and certain members of our senior management subsequent to the merger. YCC Holdings owns 100% of the stock of Holding Corp., together the “Successor” companies, which in turn owns 100% of the stock of Yankee Candle.

In February 2011, YCC Holdings formed a wholly-owned subsidiary, Yankee Finance, Inc. (“Yankee Finance”), for the purpose of issuing, in conjunction with YCC Holdings, $315.0 million aggregate principal amount of 10.25%/11.00% Senior Notes due 2016 (the “Senior PIK Notes”) pursuant to an indenture, dated February 9, 2011.  Simultaneously, all equity interests in YCC Holdings previously held by MDP and certain members of management were exchanged for like interests in Yankee Candle Investments LLC (“Yankee Investments”), the newly formed parent of YCC Holdings.

In the fiscal second quarter of 2011, the Companies formed Yankee Candle Group LLC, a Delaware limited liability company (“Yankee Group”).  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn, as well as certain management and directors of Holding Corp. In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments.  As of December 29, 2012, all outstanding common units of Yankee Investments were owned by Yankee Group.

See the entity chart below:

Overview

We are the largest specialty branded premium scented candle company in the United States based on our annual sales. We have a 43-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts. We offer approximately 3,700 stock-keeping units (SKUs) of candle products in approximately 440 fragrances, which include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, scented oils and coordinated candle related and home decor accessories. Additionally, we offer products such as the Yankee Candle Car Jars® auto air freshener product line, travel sprays and other products to fragrance cars and small spaces. We operate a vertically integrated business model with approximately 76% of our gross sales for the fifty-two weeks ended December 29, 2012 generated by products we manufactured at our Whately, Massachusetts facility.

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

Distribution: Customer Touchpoints

We sell our products in multiple channels of distribution across many countries. Our customer touchpoints include our own company-operated retail stores, the Consumer Direct business, the Fundraising business as well as a global network of both national account and independent specialty gift customers and channels.  We have an extensive and growing national and international wholesale segment with a diverse customer base.  As of December 29, 2012, we had a domestic wholesale network of approximately 27,800 locations in North America, typically in non-mall locations. Outside of North America, we sell our products primarily through our subsidiary Yankee Candle Company (Europe), Ltd. (“YCE”), which has an international wholesale customer network of approximately 5,900 locations and distributors covering 55 countries as of December 29, 2012. We also sell our products in Japan, Korea, China and other Asian countries through our Asian distributors and in Latin America through multiple distributors.

We have a growing retail store base primarily located in shopping malls and lifestyle centers. As of December 29, 2012, we operated 568 Yankee Candle retail stores, 562 in the United States and 6 in Canada. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia.  Our Consumer Direct business is an important brand building opportunity with catalog circulation of approximately 6.2 million and email circulation of over 548 million in 2012. The Fundraising business distributed selected Yankee Candle brand and non-branded products through approximately 21,600 fundraising groups and worked with approximately 3.2 million individual sellers as of December 29, 2012.

Industry Overview

We operate primarily in the domestic giftware industry. Within this industry we compete in sub-markets, including, primarily, the domestic total candle, home fragrance, scented candle and premium scented candle markets. Based upon market data from Kline & Company, we believe that the domestic home fragrance market, including candles, has grown at an approximately 2% compound annual rate from 2006 to 2011, reaching sales of approximately $7.4 billion; the domestic premium scented candle market, which is our primary market, represented 63% of the domestic scented candle market in 2011, versus 57% in 2006, reaching sales of approximately $2.0 billion.

Segments

We operate our business using three reportable segments: Retail, Wholesale and International. We present information pertaining to our segments and the geographic areas in which we operate in Note 19, Segments of Enterprise and Related Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Retail Operations

Our retail operations include our retail stores, our Consumer Direct business, our Fundraising business, and Chandler's restaurant (located at our South Deerfield, Massachusetts flagship store). All of our retail stores are Yankee Candle-owned and operated; none are franchised.  Retail sales, as a percentage of total sales, increased slightly from 57% in fiscal 2011 to 58% in fiscal 2012.

Retail Stores

During fiscal 2012, we increased our Yankee Candle retail sales base by 16 net stores, ending the period with 568 Yankee Candle retail stores in 46 states and in one province in Canada. The average capital requirement to open a new Yankee Candle store, including initial working capital, is approximately $0.2 million.

In opening new stores, we target high traffic retail locations in shopping malls and lifestyle centers. Our retail stores, excluding our two flagship stores, average approximately 1,630 gross square feet. Of our 568 Yankee Candle retail stores, 361 are located in shopping malls.

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

Consumer Direct Business

As part of the Consumer Direct business, which is a component of our retail operations, we market our products through our consumer direct mail catalogs and Internet web site. The Consumer Direct business generated $53.1 million of sales in 2012, compared to $38.4 million of sales in 2011.

Our consumer direct mail catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe that our consumer direct mail catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle® brand and driving sales to both our retail stores and Internet web site.

Our web site, www.yankeecandle.com provides our on-line customers with an easy and convenient way to purchase a wide variety of our most popular products. The web site also offers features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, sites dedicated to corporate gifts, weddings and other customized purchasing opportunities. We plan to implement various initiatives designed to drive further growth in this business, including continued enhancements to our website, strategic investments designed to increase conversion, build out of our web database, and increased catalog and email circulation as part of our segmented marketing.

Fundraising Business

Our fundraising business, which is a component of our retail operations, distributes selected Yankee Candle® branded products through fundraising organizations. As of December 29, 2012, we sold our products to approximately 21,600 fundraising organizations which in turn resulted in approximately 3.2 million individual sellers selling Yankee Candle products in their local schools and communities. The Fundraising business generated $43.2 million in sales in 2012, compared to $39.8 million in sales in 2011. We have increased both our internal sales force and our independent sales representatives over the past several years, and plan to continue to do so as we expand this business into additional geographies. We believe this channel presents significant growth opportunities and also serves to increase our brand awareness and introduce our products to new groups of potential customers.

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

Over the past five years, we have increased our wholesale locations from approximately 16,700 to approximately 27,800 locations in North America as of December 29, 2012. We have done this by continuing to be the leading candle and home fragrance company in the gift channel, working with a diverse customer base which includes independent gift retailers and leading national gift retailers such as Hallmark, while also expanding our business in new channels and national accounts. These channels include leading home specialty retailers such as Bed Bath & Beyond, leading national department stores such as Kohl's, regional department stores, "premium mass" retailers such as Target and Meijer, home improvement retailers and selected club stores and other national accounts. We plan to continue this multi channel approach, using new brands and products to allow us to gain additional selling space in our existing customers and to penetrate new channels and customers as well. In the gift channel, we plan to grow our business by, among other things, employing dedicated gift channel sales teams to work closely with retailers like Hallmark and some of our larger independent gift retailers to provide tailored marketing and merchandising programs specific to the channel and to provide enhanced category management expertise and account level sales planning. We also plan to continue to expand our presence in the specialty retail channels by driving further expansion into other home fragrance categories in retailers and by exploring the use of new brands and products to allow us to penetrate new channels, such as the specialty craft channel and the development of branded businesses in other complimentary channels of distribution. Our non-Yankee branded Scent BeadsTM product line continues to be well received and is allowing us to gain entry into the food drug and mass channel in a brand appropriate and innovative way.

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

International Operations

We sell our products in the United Kingdom and elsewhere in Europe primarily through international distributors and our wholly-owned subsidiary YCE, which utilizes our distribution center located in Bristol, England. YCE has an international wholesale customer network of approximately 5,900 locations and distributors covering 55 countries as of December 29, 2012. YCE sells our products through multiple channels, with the majority of its sales occurring in the United Kingdom and Ireland through independent gift stores, national accounts and also through its "store within a store" retail concessions business. YCE also sells directly to wholesale accounts in countries such as Germany, Italy and France, and to numerous other countries through distributors. We intend to continue to grow our business outside of North America by leveraging our wholesale distribution network and our existing distribution center in Bristol, England, and by further expanding our international business, including further geographic expansion in Asia, primarily in Japan, China and Korea and in Latin America.

New Product Innovation

We target approximately 25% to 35% of our total company sales to result from the introduction of new products each year. Our long history as a product innovator in the premium scented candle segment has been supported by our strong and experienced in-house Product Development, Brand Merchant, Consumer Insights, Marketing, Design, and Creative Development teams, which include artists, master fragrance specialists, designers, package developers, trend agents, Research & Development lab professionals, market researchers, and brand managers. These internal experts work closely together, along with a network of outside partners, to identify key market trends, to translate these key insights into business strategies, and to develop new product concepts.

In 2012, we introduced 22 new fragrances to our flagship Housewarmer® product line, 26 new fragrances in our seasonal Limited Editions, 4 new fragrances to our Pure Radiance brand, and an additional 29 new fragrances across our Simply Home™, Yankee Candle Home Classics® and other specialty brands. We also added several new technologies and product forms to our existing candle portfolio, including the launch of our new Pure Radiance Crackling Lumiwick. We continued to expand our home fragrance, car and small space product offerings; introducing the ScentPlug® air freshener separates line, With a Twist™ room fragrancers, Almost Anywhere Jar™ air fresheners and Fragrance Spheres™ odor neutralizing beads.

 Manufacturing

Approximately 76% of our gross sales for each of the fifty-two weeks ended December 29, 2012 and December 31, 2011 were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, control our production costs and effectively manage inventory. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

Our products are manufactured using filled, molded, compressed and dipped manufacturing methods. The majority of our products are filled products which are produced by pouring colored, scented liquid wax into a glass container with a wick. Tapers are produced through a dipping process and Tarts® wax potpourri and Samplers® votive candles are made by compression.

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

Suppliers

We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. As a result, we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Most raw materials used in the manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. For each of 2012, 2011 and 2010, no single supplier represented more than 10% of our total cost of goods sold.

Order Processing and Distribution

Our systems allow us to maintain efficient order processing from the time an order enters the system through shipping and payment collection from customers. We operate uniform computer and communication software systems allowing for online information access between our headquarters and retail stores. We use a software package that allows us to forecast demand for our products and efficiently plan our production schedules. We also utilize a pick-to-light system which allows Yankee Candle employees at our distribution center to receive information directly from the order collection center and quickly identify, by way of blinking lights, the products and quantity necessary to fill a particular order. We also use handheld optical scanners and bar coded labels to accurately track shipments and provide better service to customers. Our manufacturing and distribution software platforms enable us to further enhance our inventory management and customer service capabilities and also support a larger infrastructure. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.

The products we sell in the United States are generally shipped by various national small-parcel carriers or other freight carriers. Our products are shipped to our retail stores, with the frequency of deliveries based upon a store's sales volume and seasonal variances in demand. We ship to wholesale customers as orders are received. We believe that our timely and accurate distribution is an important differentiating factor for our wholesale customers. This belief is based on regular conversations between our management and sales force and feedback from our wholesale customers.

 Intellectual Property

As of December 29, 2012, Yankee Candle has 123 U.S. registered trademarks, several of which are the subject of multiple registrations, including Yankee® (for candles), Yankee Candle® , Housewarmer® , Samplers® , Tarts® and Car Jars®, and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, trade dress, copyright, patent and other intellectual property rights of Yankee Candle under statutory and common law. Our intellectual property further includes various proprietary product formulas, business methods and manufacturing and design "know how."

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

We have in the past and will in the future incur costs to comply with environmental laws. We are not, however, aware of any costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that are expected to have a material adverse effect on our operations, cash flow or financial position. It is possible, however, that such costs or liabilities may arise in the future.

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

Employees

As of December 29, 2012, we employed approximately 2,500 full-time employees and approximately 2,700 part-time employees, excluding seasonal and temporary employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

Available Information

YCC Holdings and Holding Corp. make their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any related amendments, available free of charge through our website at  www.yankeecandle.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission (the “SEC”).

ITEM 1A.	RISK FACTORS

Risks Relating to Economic Conditions

Economic conditions in the United States and certain international markets could adversely affect our business and financial results.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro-economic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Consumer confidence and discretionary spending may also be adversely affected by geopolitical events, such as wars, acts of terrorism, or political instability. Any resulting decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Similarly, these factors may negatively impact the financial and operating condition of our wholesale customer base which in turn could cause them to reduce or delay their purchases of our products and increase our exposure to losses from bad debts.  There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

In addition, the ongoing credit and financial market issues in the Euro-Zone and the resulting austerity measures and pressure on all economies may negatively impact our International operations, which are focused primarily in Europe.

Risks Relating to Our Business

Our failure to protect our reputation could have a material adverse effect on our brand image.

We compete primarily in the premium segment of the scented candle and home fragrance markets. Our products are sold at a premium to the cost of competitive products sold in mass market channels. Our ability to charge a premium price depends upon the high quality of our products and the strength of and reputation for quality associated with our brand. Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or a resulting loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would materially disrupt our operations.

Approximately 76% of our gross sales for the fifty-two weeks ended December 29, 2012 were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

We depend upon our information technology systems, and we can not assume that we will successfully maintain and upgrade where necessary, our information systems to support our future growth.

We are dependent on information technology systems to operate our websites, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Our information technology systems depend on global communication providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunication failures, and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, hacking or other attacks, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access our information systems.

Management uses information systems to support decision making and to monitor business performance. We may fail to generate accurate financial and operational reports essential for making decisions at various levels of management. Failure to adopt systematic procedures to maintain quality information technology general controls could disrupt our business. In addition, if we do not maintain adequate controls such as reconciliations, segregation of duties and verification to prevent errors or incomplete information, our ability to operate our business could be materially adversely affected.

We are also implementing enterprise-wide information systems initiatives and investments to optimize our business processes, including the planned implementation of new enterprise resource planning and warehouse management information systems. There is substantial potential risk of disruption to key business operations whenever complex systems are implemented, including with respect to unanticipated implementation costs, systems integration risks, employee training and process redesign. If our systems implementation initiatives fail or are significantly delayed, our ability to continue to improve existing operations and support future growth could be materially adversely affected.

It will be difficult to maintain our historical growth rates. If we fail to grow our business as planned, our future operating results may suffer.

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the U.S. and internationally. Our ability to grow these operations successfully is dependent in part on several factors beyond our control, including economic conditions, consumer preferences, and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

We expect that it will become more difficult to maintain our historical earnings growth rate, which could negatively impact our operating margins and results of operations.  New stores typically generate lower operating margin contributions than mature stores because (i) fixed costs, as a percentage of sales, are higher and (ii) pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower segment margins than our wholesale sales.  Over the past several years, our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products.

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

In the past several years significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax, which is a petroleum-based product. This, in turn, negatively impacts our cost of goods sold and margins.  Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. The closing or disruption of oil refineries could significantly limit our ability to source wax and negatively impact our operations. Any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

We rely on a small number of key vendors to supply a significant amount of the commodities we use to manufacture our candle and wax products.

We source a majority of our petroleum-based and soy-based wax from a limited number of premium wax suppliers.   In addition, we source a majority of the fragrance we incorporate in our home fragrance products from a small number of prominent fragrance companies.    While we have long-term contractual and business relationships with our key vendors, there can be no assurance that we will be able to source all of the wax and fragrance necessary for us to meet market demand for our products, particularly if our business continues to grow.  In addition, we are dependent on our key wax and fragrance vendors shipping us adequate volumes of the commodities they supply to us correctly and in a timely manner.   If our supply of wax or fragrance is disrupted, or if our wax and fragrance supplies do not meet our quality requirements, there could be a material adverse effect on our results of operations, financial condition and cash flows.

The failure or delay of a third party to supply goods to our customers could adversely impact our business.

For certain of our operations, we rely on third-party vendors to supply goods to our customers. The failure of such vendors to deliver our goods in a timely or appropriate manner could adversely impact our customer relationships, which would adversely impact our business. For example, we currently utilize third party fulfillment providers for the Fundraising business and the Consumer Direct business. Delays or other problems encountered by our third-party vendors could have an adverse effect on our business, including our reputation and ability to grow our operations as planned.

The loss or significant deterioration in the financial condition of a significant wholesale customer, or a bankruptcy filing and subsequent bankruptcy proceedings by such a customer, could negatively impact our sales and operating results.

The loss or significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. Given the current economic environment, there is an increased risk that wholesale customers could be forced to cease or significantly reduce their purchases from us. The loss of one or more significant wholesale customers, or a significant reduction in their operations, could materially adversely impact our results of operations and financial position. In addition, in the event that one of our significant wholesale customers files for bankruptcy protection, there are various potential claims that may arise in connection therewith that, if filed and adversely decided, could potentially negatively impact our operating results and financial position.

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

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

We believe that our trade names, trademarks and patents are an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others.  Unauthorized third parties may counterfeit our products, typically in a manner that projects lesser quality or carries a negative connotation, thereby damaging our brand in markets where counterfeit product is prevalent.  Despite our efforts to curb counterfeiting, we may not be able to successfully protect our brand and enforce our intellectual property rights.  In addition, the laws of many counties do not protect intellectual property rights to the same degree as the laws of the United States.

Cyber security threats, including a privacy or data breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information, including credit card information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to cyber security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any cyber security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third-party service providers, could severely damage our reputation and our relationship with our clients, expose us to risks of litigation and adversely affect our business. In addition, we may incur significant remediation costs in the event of a cyber security breach, including liability for stolen client or associate information, repairing system damage or providing credit monitoring or other benefits to clients affected by the breach. We may also incur increased cyber security protection costs to guard against future cyber incidents. These and other cyber security-related compliance, prevention and remediation costs may adversely impact our financial position, results of operations and cash flows.

We face risks associated with conducting business via the Internet in our Consumer Direct and Fundraising businesses.

We sell our products via the Internet through “yankeecandle.com” and associated websites that support our business divisions.   Our Internet operations are subject to a number of risks, including:

●	successful implementation of new systems, Internet platforms, and system integrations
●	failure of our computer systems, and those of key business partners, resulting in web downtimes and other technical failures
●	rapid technological change
●	reliance on third-party fulfillment providers;
●	diversion of sales from other sales channels;
●	liability for online content;
●	third party software and hardware dependencies;
●	cyber-security and data breach risks; and
●	credit card fraud.

Our business could be materially adversely affected if we do not successfully manage and mitigate these risks.

Our international operations subject us to a number of risks, including regulatory, labor, tax and political conditions in foreign countries.

Sales from our international operations were $115.7 million for the fifty-two weeks ended December 29, 2012 and were primarily generated in Europe. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the U.S. Risks inherent to maintaining international operations, include, but are not limited to, the following:

●	withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;

●	fluctuations in currency exchange rates;

●	the inability to obtain, maintain or enforce intellectual property rights in other jurisdictions, at a reasonable cost or at all;

●	difficulty with staffing and managing widespread operations;

●
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries; and

●	our ability to establish ourselves and become a tax resident in foreign jurisdictions.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success in these international markets depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where we do business. As a result of any of the foregoing factors, our financial position, results of operations, business and/or prospects could be materially adversely affected.

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

Our retail strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned or not at all, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or lifestyle centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. Our retail strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and on favorable economic terms, our future sales and profits could be negatively affected.

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

Our success is in part dependent upon the retention of our senior executive officers. Our senior management team has extensive consumer packaged goods, retail, wholesale and manufacturing experience with an average of 25 years of relevant experience. If our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected. In addition, as our business grows in size and complexity we must be able to continue to attract, develop and retain qualified personnel sufficient to allow us to adequately manage and grow our business. If we are unable to do so, our operating results could be negatively impacted. We cannot guarantee that we will be able to attract and retain personnel as and when necessary in the future.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. For example, various federal and state agencies regulate the petroleum used to produce our wax products and certain ingredients contained in our fragrance oils. Compliance with these laws and regulations could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws and regulations may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial condition or cash flows.

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

At December 29, 2012, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $268.0 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Accounting Standards Codification (the “ASC”) Topic 350 “Intangibles – Goodwill and Other,” and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, and at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, could result in impairment charges for any of our intangible assets, goodwill or other long-lived assets that could have a significant impact on our financial condition and results of operations.

Risks Relating to Our Capital Structure

Our substantial level of indebtedness could adversely affect our financial condition and operations.

We have a substantial amount of debt. At December 29, 2012, YCC Holdings and its subsidiaries had $1,156.8 million of total debt, $648.2 million of which is secured debt.

Our substantial level of indebtedness could have a material future impact to the company, its investors, and debtors as well as its other stakeholders. For example, it could:

●	make it more difficult for us to satisfy our obligations;

●	increase our vulnerability to adverse economic and industry conditions;

●	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

●
expose us to interest rate fluctuations because the interest on the debt under our senior secured term loan facility (the “Term Loan Facility”) and under our senior secured asset-based credit facility (the “ABL Facility”) are imposed at variable rates;

●
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to YCC Holdings and Yankee Finance, by dividend, debt repayment or otherwise to enable us to make payments on our indebtedness;

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

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

If our subsidiaries' cash flow and capital resources are insufficient to fund our and our subsidiaries' debt service obligations and to repay amounts outstanding under Yankee Candle's 9 3/4% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations and Yankee Candle's ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, the Term Loan Facility and the ABL Facility are secured by a lien on substantially all of Yankee Candle's and its subsidiaries’ assets, and any successor credit facility is likely to be secured on a similar basis. As such, our ability to refinance the Senior PIK Notes or seek additional financing, or Yankee Candle’s ability to make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to repay the amounts due under the Senior PIK Notes, could be impaired as a result of such security interest and the agreements governing such security interests.

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

Restrictive covenants in the indenture governing the Senior PIK Notes, the indenture governing Yankee Candle’s senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility could restrict our operating flexibility.

The indenture governing the Senior PIK Notes currently contains covenants that limit YCC Holdings’ and its subsidiaries’ ability to take certain actions, and the indenture governing Yankee Candle's senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility currently contain covenants that limit Holding Corp.’s and its restricted subsidiaries' ability to take certain actions. These restrictions and restrictions in YCC Holdings’ or Yankee Candle's future indebtedness may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture governing the Senior PIK Notes currently contains covenants that limit Holding Corp.’s and its subsidiaries’ ability to, and the indenture governing Yankee Candle's senior subordinated notes currently contain covenants that limit Yankee Candle's and its restricted subsidiaries' ability to:

●	incur additional indebtedness or issue preferred stock;

●	pay dividends, redeem stock or make other distributions, including distributions to YCC Holdings and Yankee Finance to make payments in respect of their indebtedness, including the Senior PIK Notes;

●	make other restricted payments or investments;

●	create liens on assets;

●	create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;

●	transfer or sell assets;

●	engage in mergers or consolidations;

●	engage in certain transactions with affiliates; and

●	designate subsidiaries as unrestricted subsidiaries.

The Term Loan Facility and the ABL Facility restrict, among other things and subject to certain exceptions, Yankee Candle's ability to:

●	incur additional indebtedness;

●	pay dividends or other payments on capital stock;

●	guarantee other obligations;

●	grant liens on assets;

●	make loans, acquisitions or other investments;

●	dispose of assets;

●	make optional payments or modify certain debt instruments;

●	engage in transactions with affiliates;

●	amend organizations documents;

●	engage in mergers or consolidations;

●	enter into sale and leaseback transactions;

●	enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends;

●	make acquisitions;

●	change the nature of the business conducted by Yankee and its subsidiaries;

●	change our fiscal year;

●	designate our subsidiaries as unrestricted subsidiaries.

●	enter into certain hedging agreements; and

●	enter into certain burdensome agreements.

In addition, these agreements require Yankee Candle to maintain specified financial ratios and satisfy other financial positions, including a “consolidated net total leverage ratio” (as defined in the Term Loan Facility) and a “consolidated fixed charge coverage ratio” (as defined in the ABL Facility).

Our ability to comply with the covenants and restrictions contained in the indenture governing the Senior PIK Notes, the indenture governing Yankee Candle's senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the indenture governing the Senior PIK Notes, the indenture governing Yankee Candle's senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, Yankee Candle may be unable to make borrowings under its Term Loan Facility and ABL Facility, may not be able to repay the amounts due under Yankee Candle's senior subordinated notes and Yankee Candle’s Term Loan Facility and ABL Facility and may not be able make cash available to YCC Holdings, by dividend, debt repayment or otherwise to enable YCC Holdings to make payments on the Senior PIK Notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

YCC Holdings and Holding Corp. have no independent operations or assets. Their ability to repay their debt is dependent on cash flow generated by Yankee Candle and its subsidiaries. Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us.

YCC Holdings has no assets other than the stock of Yankee Finance, which has no assets, and the stock of Holding Corp., which has no assets other than the stock of Yankee Candle. Furthermore, YCC Holdings and Holding Corp. conduct no operations. Accordingly, repayment of their indebtedness is dependent, on the generation of cash flows by Yankee Candle and its subsidiaries and their ability to make such cash available to YCC Holdings and Holding Corp., by dividend, debt repayment or otherwise. Yankee Candle and its subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the notes or to make funds available for that purpose or other obligations in the form of loans, distributions or otherwise. Yankee Candle and its subsidiaries may not be able to, or may not be permitted to, make distributions to YCC Holdings and Holding Corp. in order to enable them to make payments in respect of their indebtedness. The Term Loan Facility, the ABL Facility and the indenture governing the Senior Subordinated Notes significantly restrict the ability of Holding Corp. and its other subsidiaries to pay dividends or make distributions or any other payments with respect to the Senior PIK Notes. In addition, under certain circumstances, legal restrictions may limit the YCC Holdings’ and Holding Corp.’s ability to obtain cash from Yankee Candle. Under the Delaware General Corporation Law (the "DGCL"), Holding Corp.’s subsidiaries may only make dividends (i) out of their "surplus" as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Private equity funds managed by Madison Dearborn indirectly own substantially all of Holding Corp.’s common stock. As a result, Madison Dearborn exercises a controlling influence over matters requiring stockholder approval and our policies and affairs. The interests of Madison Dearborn may conflict with those of noteholders. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds to the detriment of our financial condition and affect our ability to make payments on outstanding notes. In addition, these funds have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Finally, the indenture governing the Senior PIK Notes and the Senior Subordinated Notes currently permit us to pay advisory fees and dividends or make other restricted payments under certain circumstances, and Madison Dearborn may have an interest in our doing so.

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

●	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

●	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

●	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

●	the disruption of global, national or regional transportation systems;

●	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

●	an outbreak of certain public health issues, including contagious diseases;

●	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

●	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease several facilities located in Massachusetts, Virginia and the United Kingdom, as described in the table below:

TYPE OF FACILITY	LOCATION	SIZE
Manufacturing	Whately, MA	294,000 sq.ft.
Distribution center (1) (2)	South Deerfield, MA	256,000 sq ft.
Corporate offices and distribution center (1)	Bristol, England	164,880 sq. ft.
Warehouse (1)	South Hadley, MA	150,000 sq ft.
Warehouse (1) (3)	South Deerfield, MA	138,000 sq.ft
Flagship retail store and restaurant (4)	South Deerfield, MA	90,000 sq.ft.
Corporate offices (1) (5)	South Deerfield, MA	75,000 sq.ft.
Distribution center (1) (6)	Bristol, England	62,000 sq.ft.
Distribution center	South Deerfield, MA	60,000 sq.ft.
Office and warehouse space	South Deerfield, MA	44,000 sq.ft.
Flagship retail store (1) (7)	Williamsburg, VA	42,000 sq.ft.
Employee health and fitness center	South Deerfield, MA	12,000 sq.ft.

Notes:

(1)	Leased facility.

(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.

(3)	This lease term began on January 1, 2008 and is currently set to expire on December 31, 2013.

(4)	This building includes an additional 11,000 sq. ft. of office space.

(5)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.

(6)
This facility is the former YCE corporate headquarters and distribution center. As a result of the relocation of YCE corporate headquarters and distribution center to the facility listed above, we are obligated to pay rent through the end of the lease of the former facility. This lease expires in June 2014. Obligations under this lease are part of restructuring charges in the accompanying consolidated statements of operations.

(7)	This building includes an additional 23,000 sq. ft. of non-retail space.

We believe these facilities are suitable and adequate to meet our current needs. In addition to the foregoing facilities, and the retail stores referenced below, we own various other properties in the Deerfield/Whately area, none of which are material to our operations.

Other than the South Deerfield flagship store and three smaller retail locations, we lease our retail stores. Initial store leases for mall locations typically range from five to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.

Our Retail Operations include Yankee Candle retail stores located in the following 46 states and one province in Canada as of December 29, 2012:

STATE/PROVINCE	MALL	NON-MALL	TOTAL
ALABAMA	2	2	4
ARKANSAS	-	1	1
ARIZONA	4	-	4
CALIFORNIA	17	1	18
COLORADO	3	6	9
CONNECTICUT	9	5	14
DELAWARE	3	1	4
FLORIDA	29	12	41
GEORGIA	7	6	13
IOWA	6	-	6
IDAHO	1	-	1
ILLINOIS	13	16	29
INDIANA	11	6	17
KANSAS	3	2	5
KENTUCKY	5	2	7
LOUISIANA	2	1	3
MASSACHUSETTS	17	18	35
MARYLAND	11	8	19
MAINE	2	2	4
MICHIGAN	15	6	21
MINNESOTA	6	3	9
MISSOURI	9	6	15
MISSISSIPPI	1	1	2
NORTH CAROLINA	12	4	16
NORTH DAKOTA	1	-	1
NEBRASKA	3	3	6
NEW HAMPSHIRE	5	4	9
NEW JERSEY	13	12	25
NEW MEXICO	1	-	1
NEVADA	2	1	3
NEW YORK	30	9	39
OHIO	17	13	30
OKLAHOMA	2	2	4
ONTARIO, CANADA	6	-	6
OREGON	2	2	4
PENNSYLVANIA	22	12	34
RHODE ISLAND	1	3	4
SOUTH CAROLINA	6	6	12
SOUTH DAKOTA	1	-	1
TENNESSEE	8	5	13
TEXAS	13	11	24
UTAH	4	1	5
VIRGINIA	13	8	21
VERMONT	1	3	4
WASHINGTON	9	-	9
WISCONSIN	9	2	11
WEST VIRGINIA	4	1	5
TOTAL	361	207	568

ITEM 3.	LEGAL PROCEEDINGS
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

There is no market for our equity securities, all of which are currently held indirectly by Yankee Group, an indirect parent company.  On February 8, 2011, all then-existing equity interests in YCC Holdings, our predecessor parent company, were exchanged for identical equity interests in Yankee Investments.  In the fiscal second quarter of 2011, the Companies formed Yankee Group, a Delaware limited liability company.  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn, as well as certain management and directors of the company.  In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments.  As of December 29, 2012, there were 66 holders of Yankee Group’s Class A common units, 35 holders of Yankee Group’s Class B common units and 90 holders of Yankee Group’s Class C common units. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Term Loan Facility, the ABL Facility and the indenture governing the Senior Subordinated Notes generally restrict the making of dividends to YCC Holdings from its subsidiaries and from YCC Holdings to our parent companies, other than tax distributions in accordance with its operating agreement and subject to certain exceptions.  The indenture governing our Senior PIK Notes also restricts the making of dividends by Holding Corp., and its subsidiaries. During the fifty-two weeks ended December 29, 2012 and December 31, 2011, Holding Corp. declared and paid dividends of $32.4 million and $19.3 million, respectively to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of these restrictions, including restrictions on the ability of Yankee Candle to pay dividends to enable YCC Holdings to pay cash interest on the Senior PIK Notes.

The declaration and payment of all future dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by the Term Loan Facility, the ABL Facility and the indentures governing the Senior Subordinated Notes and the Senior PIK Notes, or applicable laws and other factors that our board of directors may deem relevant.

The following sets forth information regarding all unregistered securities sold from January 3, 2010 through December 29, 2012:

During 2012, Yankee Group granted 89,409 of its Class C units to our named executive officers and certain members of management as equity awards.

The offers, sales and issuances of the securities described in this Item 5 were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Financial information of YCC Holdings LLC and Yankee Holding Corp. as of and for the years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010, and January 3, 2009 is presented below. The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements,” the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of December 29, 2012, and  December 31, 2011 and for the fifty-two weeks ended December 29, 2012, December 31, 2011, and January 1, 2011 has been derived from the audited consolidated financial statements and the accompanying notes in Item 8 herein.

 The historical financial data as of January 1, 2011, January 2, 2010, and January 3, 2009, and for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

YCC Holdings LLC	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
(In thousands)
Statement of Income Data:
Sales	$844,186	$785,762	$733,717	$681,064	$689,146
Cost of sales	363,839	340,336	307,103	276,793	291,445

Gross profit	480,347	445,426	426,614	404,271	397,701
Selling expenses	238,035	234,982	212,580	198,116	196,098
General and administrative expenses	72,184	62,451	62,609	69,598	53,485
Restructuring charges	1,725	-	829	1,881	393
Goodwill and intangible asset impairments	-	-	-	-	452,427 (1)

Operating income (loss)	168,403	147,993	150,596	134,676	(304,702)
Other expense, net	113,450	94,184	84,620	94,064	94,410

Income (loss) from continuing operations before provision for (benefit from) income taxes	54,953	53,809	65,976	40,612	(399,112)
Provision for (benefit from) income taxes	21,896	20,040	23,688	16,544	(13,036)

Income (loss) from continuing operations	33,057	33,769	42,288	24,068	(386,076)
Loss from discontinued operations, net of income taxes	(134)	(262)	(379)	(7,696)	(23,248)

Net income (loss)	$32,923	$33,507	$41,909	$16,372	$(409,324)

YCC Holdings LLC	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
(In thousands)
Balance Sheet Data (as of end of fiscal year):
Cash	$39,979	$50,833	$12,713	$9,095	$130,577
Working capital	79,789	77,972	25,739	35,144	116,260
Total assets	1,248,382	1,250,122	1,209,700	1,219,080	1,372,569
Total debt	1,156,840	1,210,701	901,125	989,125	1,183,125
Total stockholders' (deficit) equity	(161,584)	(194,155)	70,008	23,243	(2,821)
Other Data:
Number of retail stores (at end of fiscal year)	568	552	515	498	463
Comparable store sales	2.5%	0.0%	0.1%	(3.2)%	(7.8)%
Comparable sales including Consumer Direct	5.9%	1.7%	0.7%	(3.0)%	(6.1)%
Gross profit margin	56.9%	56.7%	58.1%	59.4%	57.7%
Depreciation and amortization	$34,721	$43,934	$42,978	$46,778	$46,995
Capital expenditures	26,344	24,632	18,019	15,587	19,983
EBITDA	181,358	186,319	188,370	165,861	(286,112	) (1)
Cash Flow Data:
Net cash flows from operating activities	$92,905	$63,666	$110,405	$90,633	$88,641
Net cash flows from investing activities	(25,516)	(24,248)	(17,449)	(17,965)	(18,747)
Net cash flows from financing activities	(78,381)	(1,298)	(89,242)	(194,287)	55,390

(1)	As a result of the annual impairment testing, we recorded an impairment charge of $452.4 million related to our goodwill and indefinite lived intangible assets during 2008.

Yankee Holding Corp.	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
(In thousands)
Statement of Income Data:
Sales	$844,186	$785,762	$733,717	$681,064	$689,146
Cost of sales	363,839	340,336	307,103	276,793	291,445

Gross profit	480,347	445,426	426,614	404,271	397,701
Selling expenses	238,035	234,982	212,580	198,116	196,098
General and administrative expenses	72,089	62,009	62,609	69,598	53,485
Restructuring charges	1,725	-	829	1,881	393
Goodwill and intangible asset impairments	-	-	-	-	452,427 (1)

Operating income (loss)	168,498	148,435	150,596	134,676	(304,702)
Other expense, net	78,508	63,129	84,620	94,064	94,410

Income (loss) from continuing operations before provision for (benefit from) income taxes	89,990	85,306	65,976	40,612	(399,112)
Provision for (benefit from) income taxes	33,533	30,497	23,688	16,544	(13,036)

Income (loss) from continuing operations	56,457	54,809	42,288	24,068	(386,076)
Loss from discontinued operations, net of income taxes	(134)	(262)	(379)	(7,696)	(23,248)

Net income (loss)	$56,323	$54,547	$41,909	$16,372	$(409,324)

Yankee Holding Corp.	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
(In thousands)
Balance Sheet Data (as of end of fiscal year):
Cash	$39,979	$50,833	$12,713	$9,095	$130,577
Working capital	91,722	90,080	25,739	35,144	116,260
Total assets	1,241,497	1,241,504	1,209,700	1,219,080	1,372,569
Total debt	846,174	901,125	901,125	989,125	1,183,125
Total stockholders' equity (deficit)	154,130	118,911	70,008	23,243	(2,821)
Other Data:
Number of retail stores (at end of fiscal year)	568	552	515	498	463
Comparable store sales	2.5%	0.0%	0.1%	(3.2)%	(7.8)%
Comparable sales including Consumer Direct	5.9%	1.7%	0.7%	(3.0)%	(6.1)%
Gross profit margin	56.9%	56.7%	58.1%	59.4%	57.7%
Depreciation and amortization	$31,898	$41,669	$42,978	$46,778	$46,995
Capital expenditures	26,344	24,632	18,019	15,587	19,983
EBITDA	181,453	186,761	188,370	165,861	(286,112	)(1)
Cash Flow Data:
Net cash flows from operating activities	$125,294	$80,787	$110,405	$90,633	$88,641
Net cash flows from investing activities	(25,516)	(24,248)	(17,449)	(17,965)	(18,747)
Net cash flows from financing activities	(110,770)	(18,419)	(89,242)	(194,287)	55,390

(1)	As a result of the annual impairment testing, we recorded an impairment charge of $452.4 million related to our goodwill and indefinite lived intangible assets during 2008.

Other Data – EBITDA

Management presents EBITDA, which is a non-GAAP liquidity measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, cash flow from operations and other measures of equal importance. In addition, the Company’s debt covenants in the credit agreement relating to our Credit Facility contain ratios based on an EBITDA measure as defined in Note 3, “Long-term Debt,” to the consolidated financial statements. EBITDA differs from the definition used in our Credit Facility, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

A reconciliation of EBITDA to cash flows provided by operations is as follows:

YCC Holdings LLC	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
(In thousands)
EBITDA	$181,358	$186,319	$188,370	$165,861	$(286,112)
(Provision for) benefit from income taxes	(21,896)	(20,040)	(23,688)	(16,544)	13,036
Interest expense, net	(99,237)	(95,195)	(84,638)	(92,345)	(95,263)
Amortization of deferred financing costs	7,419	6,357	4,840	5,998	4,504
Equity-based compensation expense	753	820	962	857	892
Deferred taxes	11,506	10,321	3,931	12,312	(19,059)
Non-cash adjustments related to restructuring	-	-	10	(816)	12,050
Goodwill and intangible asset impairments	-	-	-	1,182	462,616
Other non-cash items	7,005	(4,942)	8,750	6,918	(458)
Net changes in assets and liabilities	5,997	(19,974)	11,868	7,210	(3,565)

Cash flows from operating activities	$92,905	$63,666	$110,405	$90,633	$88,641

Yankee Holding Corp.	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
(In thousands)
EBITDA	$181,453	$186,761	$188,370	$165,861	$(286,112)
(Provision for) benefit from income taxes	(33,533)	(30,497)	(23,688)	(16,544)	13,036
Interest expense, net	(64,294)	(64,141)	(84,638)	(92,345)	(95,263)
Amortization of deferred financing costs	4,595	4,093	4,840	5,998	4,504
Equity-based compensation expense	753	820	962	857	892
Deferred taxes	11,506	10,321	3,931	12,312	(19,059)
Non-cash adjustments related to restructuring	-	-	10	(816)	12,050
Goodwill and intangible asset impairments	-	-	-	1,182	462,616
Other non-cash items	7,005	(4,942)	8,750	6,918	(458)
Net changes in assets and liabilities	17,809	(21,628)	11,868	7,210	(3,565)

Cash flows from operating activities	$125,294	$80,787	$110,405	$90,633	$88,641

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Refinancing of the Senior Secured Credit Facility and Repurchase of $315 million of Yankee Candle’s 8 ½% Senior Notes Due 2015

On April 2, 2012, Yankee Candle refinanced its existing Senior Secured Credit Facility and $315.0 million of its Senior Notes due 2015 by entering into a senior secured term loan facility (the “Term Loan Facility”) and by entering into a senior secured asset-based credit facility (the “ABL Facility”).

 Under the Term Loan Facility, Yankee Candle borrowed $725.0 million resulting in proceeds of $717.8 million, net of original issue discount.  At closing, on April 2, 2012, a portion of the proceeds from the Term Loan Facility were used to (i) redeem $180.0 million of Yankee Candle’s Senior Notes due 2015 at a call premium of 2.125%, (ii) repay $403.1 million of outstanding debt on the Company’s old Senior Secured Credit Facility (consisting of $388.1 million outstanding under the senior secured term loan facility (the “Prior Term Facility”) and $15.0 million outstanding under the senior secured revolving credit facility (“Prior Revolving Facility”)), and (iii) pay fees and expenses of $11.5 million related to the foregoing.  On April 13, 2012, the Company used the remaining proceeds and borrowings under the ABL Facility to redeem an additional $135.0 million of the Senior Notes due 2015 at a call premium of 2.125%.  As a result of the refinancing the Company recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million.  The Company also recorded total deferred financing costs of $11.6 million, $9.0 million related to the Term Loan Facility and $2.6 million related to the ABL Facility.  The costs associated with the Term Loan Facility are being amortized using the interest method through the expiration date of the Term Loan Facility and the costs associated with the ABL Facility are being amortized on a straight line basis through the expiration date of the ABL Facility. Amortization of the discount is recorded as interest expense using the interest method.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

Valuation of Long-Lived Assets, Including Intangibles and Goodwill

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

We perform our annual impairment testing at the reporting unit level. We reviewed the provisions of ASC Topic 350 "Intangibles—Goodwill and Other" with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way we manage our operations and the nature of those operations. As of November 3, 2012, the date of our most recent annual impairment test, we had three reporting units: Retail, Wholesale and International. The international reporting unit does not have any recorded goodwill.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 3, 2012. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit's future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. Our future projections of operating results are based on both past performance and the projections and assumptions used in our current operating plan. Changes to our discount rate assumptions or our operating projections as a result of changing economic and competitive conditions could result in impairment charges. Further, if the economic market conditions worsen and our estimated future discounted cash flows decrease, we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial condition and results of operations.

We completed our 2012 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 3, 2012 and no impairment was recorded as the fair value of these assets was substantially in excess of book value.

Sales/Receivables

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale and international segments, products are shipped "free on board" shipping point. In cases where the customer bears the risk of loss during shipment, we recognize revenue upon shipment. In some cases we have a policy of absorbing losses in the event of damaged and lost shipments. For these customers we recognize revenue based on the receipt date by the customer. In our retail stores transfer of title takes place at the point of sale and in respect to Consumer Direct and Fundraising when the risk of loss transfers. There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in establishing a reserve. In our wholesale and international segments, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. Actual results could differ from these estimates and could affect our operating results.

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

During the second quarter of 2009, Yankee Candle changed the interest rate election on its Prior Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, Yankee Candle's existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting with changes in fair value recognized in the consolidated statement of operations. The unrealized loss included in other comprehensive income "OCI" on the date Yankee Candle changed its interest rate election was being amortized to other expense over the remaining terms of the two interest rate swap agreements. One of the swap agreements expired in March of 2010 and the other expired in March of 2011.

During the second and third quarters of 2009, Yankee Candle entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Prior Term Facility, which amounts were refinanced under the Term Loan Facility in April 2012. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statement of operations as a component of other income (expense).

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

The Chief Executive Officer evaluates our retail, wholesale and international operations based on an "operating earnings" measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations and other costs not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other column of the Company's segment footnote. The effects of purchase accounting adjustments related to the Merger are not included in segment operations below, consistent with internal reports used by the Chief Executive Officer. These amounts are also included in the unallocated/corporate/other column. We do not account for or report assets, capital expenditures or depreciation and amortization by segment to the Chief Executive Officer. See Segments of Enterprise and Related Information footnote for additional information related to our segment reporting.

Income Taxes

We account for income taxes based on the separate return method for the consolidated group.  Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis.

We file income tax returns in the U.S. federal jurisdiction, various states, Canada, the United Kingdom, Germany and Italy. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and to what extent, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of our reserve positions and changes to those reserves when appropriate. We also recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger. We also have a deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions for us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is more likely than not to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

Equity-based Compensation

We account for our equity-based compensation in accordance with ASC Topic 718 "Compensation—Stock Compensation." Equity-based compensation charges of $0.8 million and $3.9 million were recorded in the accompanying consolidated statements of operations for the fifty-two weeks ended December 29, 2012 and the fifty-two weeks ended December 31, 2011, respectively.  Included in the $3.9 million of equity-based compensation for the fifty-two weeks ended December 31, 2011 was a $3.0 million payment to the holders of Class B common units and Class C common units in relation to the issuance of the Senior PIK Notes.  For the fifty-two weeks ended January 1, 2011, equity-based compensation charges of $1.0 million were recorded in the accompanying consolidated statements of operations.

With respect to the Class B and Class C common units, as our equity is no longer publicly traded, we base our estimate of expected volatility on the median historical volatility of a group of eight comparable public companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class B and Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately 5 years based on management's estimates of the time to a liquidity event. We do not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve. We do not estimate a forfeiture rate as our unvested shares vest daily.

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

Retail Store Openings and Closings

The timing of our new store openings and closings may have an impact on our quarterly results. First, we incur certain initial expenses related to opening each new store. These expenses, which consist primarily of occupancy, salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.

Wholesale Account Activity

The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders and promotional programs associated with the roll-out of orders. In addition, the loss of wholesale accounts may impact our quarterly results.

OVERVIEW

The following tables present our results of operations for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011:

	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
YCC Holdings LLC Statements of Operations Data:
Sales	$844,186	$785,762	$733,717
Cost of sales	363,839	340,336	307,103

Gross profit	480,347	445,426	426,614
Selling expenses	238,035	234,982	212,580
General and administrative expenses	72,184	62,451	62,609
Restructuring charges	1,725	-	829

Income from operations	168,403	147,993	150,596
Other expense, net	113,450	94,184	84,620

Income from continuing operations before provision for income taxes	54,953	53,809	65,976
Provision for income taxes	21,896	20,040	23,688

Income from continuing operations	33,057	33,769	42,288
Loss from discontinued operations, net of taxes	(134)	(262)	(379)

Net income	$32,923	$33,507	$41,909

	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Yankee Holding Corp. Statements of Operations Data:
Sales	$844,186	$785,762	$733,717
Cost of sales	363,839	340,336	307,103

Gross profit	480,347	445,426	426,614
Selling expenses	238,035	234,982	212,580
General and administrative expenses	72,089	62,009	62,609
Restructuring charges	1,725	-	829

Income from operations	168,498	148,435	150,596
Other expense, net	78,508	63,129	84,620

Income from continuing operations before provision for income taxes	89,990	85,306	65,976
Provision for income taxes	33,533	30,497	23,688

Income from continuing operations	56,457	54,809	42,288
Loss from discontinued operations, net of taxes	(134)	(262)	(379)

Net income	$56,323	$54,547	$41,909

The following tables set forth the various components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
YCC Holdings LLC Statements of Operations Data:
Sales:
Retail	58.1%	57.2%	58.1%
Wholesale	28.2	29.9	31.7
International	13.7	12.9	10.2
Total sales	100.0	100.0	100.0
Cost of sales	43.1	43.3	41.9
Gross profit	56.9	56.7	58.1
Selling expenses	28.2	29.9	29.0
General and administrative expenses	8.6	7.9	8.5
Restructuring charges	0.2	-	0.1
Operating income	19.9	18.9	20.5
Other expense, net	13.4	12.0	11.5
Income from continuing operations before provision for income taxes	6.5	6.9	9.0
Provision for income taxes	2.6	2.6	3.2
Income from continuing operations	3.9	4.3	5.8
Loss from discontinued operations, net of taxes	-	-	(0.1)
Net income	3.9%	4.3%	5.7%

	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Yankee Holding Corp. Statements of Operations Data:
Sales:
Retail	58.1%	57.2%	58.1%
Wholesale	28.2	29.9	31.7
International	13.7	12.9	10.2
Total sales	100.0	100.0	100.0
Cost of sales	43.1	43.3	41.9
Gross profit	56.9	56.7	58.1
Selling expenses	28.2	29.9	29.0
General and administrative expenses	8.5	7.9	8.5
Restructuring charges	0.2	-	0.1
Operating income	20.0	18.9	20.5
Other expense, net	9.3	8.0	11.5
Income from continuing operations before provision for income taxes	10.7	10.9	9.0
Provision for income taxes	4.0	3.9	3.2
Income from continuing operations	6.7	7.0	5.8
Loss from discontinued operations, net of taxes	-	-	(0.1)
Net income	6.7%	7.0%	5.7%

EXECUTIVE SUMMARY

The following is a summary of our fifty-two weeks ended December 29, 2012 (“2012”):

●
Despite the continued challenging economic environment sales increased 7.4% to $844.2 million in 2012 from $785.8 million during the fifty-two weeks ended December 31, 2011 (“2011”), driven primarily by double digit growth in our international operations and consumer direct business, new store openings and an increase in our comparable store sales.

●
Total retail sales increased 9.1% in 2012 compared to 2011 driven by an increase in Consumer Direct sales of 38.1% as compared to the prior year coupled with a 2.5% increase in our comparable store sales as compared to the prior year. In addition, during 2012 we increased our Yankee Candle retail sales base by 16 net stores, ending the year with 568 Yankee Candle retail stores located in 46 states in the United States and one province in Canada.

●
Wholesale sales increased 1.3% in 2012 compared to 2011, driven primarily by an increase in sales to our “All Other” channel, partially offset by decreased sales in our premium mass and gift store channels. We ended the year with approximately 33,700 wholesale locations, including our European operations.

●
International sales increased 14.2% in 2012 compared to 2011, despite the order management and shipping issues during the third quarter of 2012 associated with our new ERP system implementation. The increase in sales was driven primarily by growth in our United Kingdom and European wholesale business combined with increased sales in our retail concession business.

●	We ended the fourth quarter of 2012 with approximately $40.0 million of cash on hand and no borrowings on our ABL Facility. During 2012, we repaid $70.6 million of the Term Loan Facility.

We believe at a macro level consumer spending and the general retail outlook in the near term is likely to be impacted by uncertainty over tax and fiscal matters and rising gas prices.  We will certainly be prudent as we manage through any periods of consumer uncertainty, but believe that our focused investment strategy and our ongoing commitment to driving cost efficiencies and managing our working capital will leave us well positioned for further growth and momentum in 2013 and beyond.

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2012 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 31, 2011

Sales

Sales increased 7.4% to $844.2 million in 2012 from $785.8 million in 2011.

Retail Sales

Retail sales increased 9.1% to $490.2 million for 2012 from $449.2 million for 2011.

The increase in retail sales was achieved primarily through (i) a 38.1% comparable sales growth in our consumer direct business resulting in approximately $14.6 million in increased sales, (ii) the addition of 26 new Yankee Candle retail stores opened in 2012 which increased sales by approximately $10.4 million, (iii) increased comparable store sales of approximately $9.1 million, (iv) increased sales attributable to stores opened in 2011 that have not entered the comparable store base (which in 2011 were open for less than a full year) of approximately $3.5 million, and (v)  increased sales in our fundraising business of approximately $3.4 million.

Comparable sales for our Retail business, including Consumer Direct, increased 5.9% for 2012 compared to 2011. Yankee Candle comparable store sales for 2012 increased 2.5% compared to 2011. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in the average ticket price of 6.1% offset by a decrease in transactions of 3.6%. There were 542 stores included in the Yankee Candle comparable store base as of December 29, 2012 as compared to 512 stores included in the Yankee Candle comparable store base as of December 31, 2011. There were 568 total retail stores open as of December 29, 2012, compared to 552 total retail stores open as of December 31, 2011.

Wholesale Sales

Wholesale sales increased 1.3% to $238.3 million for 2012 from $235.2 million for 2011.

The increase in wholesale sales was primarily due to (i) increased sales in our “all other” channel of approximately $13.5 million and (ii) increased sales in our specialty and department store channel of approximately $0.2 million, partially offset by (i) decreased sales in our gift store account channel of approximately $2.7 million and (ii) decreased sales to our premium mass channel of approximately $7.9 million.

International Sales

International sales increased 14.2% to $115.7 million for 2012 from $101.3 million for 2011, delivering strong year over year results despite order management and shipping issues and delays during the third quarter of 2012 associated with the implementation of our new ERP system.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $7.1 million, (ii) increased sales in our retail concession channel of $2.9 million, (iii) an increase in our international distributor channels of $2.7 million, and (iv) increased sales in our European wholesale business (outside of the United Kingdom) of $2.0 million. These increases in our international sales were partially offset by a decrease of $0.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 7.8% to $480.3 million in 2012 from $445.4 million in 2011. As a percentage of sales, gross profit increased to 56.9% in 2012 from 56.7% in 2011. Included in the calculation of gross profit for fiscal 2012 and 2011 are purchase accounting costs of $1.4 million and $0.5 million, respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit increased 9.3% to $320.5 million for 2012 from $293.1 million for 2011. The increase in gross profit was primarily due to (i) price increases taken during the first quarter of 2012, which assuming no elasticity contributed $21.3 million, (ii) increased sales volume contributed approximately $20.9 million, (iii) sales volume increases from our Yankee Candle fundraising division which contributed additional gross profit of approximately $2.1 million and (iv) decreased costs in our supply chain operations of approximately $0.2 million. These retail gross profit increases were partially offset by increased promotional and marketing activity of approximately $15.4 million, coupled with unfavorable product mix of approximately $1.7 million.

As a percentage of retail sales, retail gross profit increased to 65.4% for 2012 from 65.2% for 2011.  The increase in gross profit rate consisted of price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately 1.6% coupled with decreased costs in our supply chain operations resulting in an increase in gross profit rate of 0.1%.  These increases in gross profit rate were offset by increased promotional activity which decreased gross profit by approximately 1.1% and unfavorable product mix which also decreased gross profit rate by approximately 0.4%.

Wholesale Gross Profit

Wholesale gross profit increased 2.9% to $113.3 million for 2012 from $110.1 million for 2011. The increase in wholesale gross profit was primarily attributable to price increases taken during the first quarter of 2012, which assuming no elasticity increased gross profit by approximately $11.6 million, coupled with decreased costs in our supply chain operations of approximately $3.2 million. These increases were partially offset by (i) unfavorable product cost related to shift in channel mix of approximately $5.7 million, (ii) increased promotional and marketing activity of approximately $3.5 million and (iii) decreased sales volume, which decreased gross profit by approximately $2.3 million.

As a percentage of sales, wholesale gross profit increased slightly to 47.6% for 2012 from 46.8% for 2011. The increase in gross profit rate was primarily attributable to (i) price increases taken during the first quarter of 2012, which assuming no elasticity contributed approximately 2.7% and (ii) decreased costs in our supply chain operations which increased gross profit rate by approximately 1.3%. These increases were partially offset by unfavorable product cost mix of 2.5% coupled with promotional and marketing activity which decreased gross profit rate by 0.8%.

International Gross Profit

International gross profit increased 12.1% to $48.0 million for 2012 from $42.8 million for 2011. The increase in international gross profit was primarily attributable to increased sales volume of $8.4 million and favorable product cost and channel mix of $3.4 million. These increases in gross profit were partially offset by (i) increased allowances and promotional activity which decreased gross profit by approximately $5.1 million, (ii) increased supply chain operations costs, which decreased gross profit by approximately $1.3 million, that were primarily related to additional labor and processing costs to address shipping issues associated with the implementation of the new ERP system for YCE, in addition to a (iii) decrease of $0.2 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

As a percentage of international sales, international gross profit decreased to 41.5% for 2012 from 42.3% for 2011.

The decrease in gross profit rate was primarily attributable to increased allowances and promotional activity which decreased gross profit rate by 2.5% coupled with increased supply chain operations costs of 1.2%. These decreases were partially offset by a favorable product and channel mix of approximately 2.9% largely attributable to increased sales within our retail concessions channel, which has the highest margins within our international business.

Selling Expenses

Selling expenses increased 1.3% to $238.0 million for 2012 as compared to $235.0 million for 2011. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.  As a percentage of sales, selling expenses were 28.2% and 29.9% for 2012 and 2011, respectively. Included in selling expenses for fiscal 2012 and 2011 are purchase accounting costs of $2.9 million and $13.7 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 4.3% to $192.9 million for 2012 as compared to $185.0 million for 2011. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred. This increase in retail selling expenses was primarily related to expenses incurred in new Yankee Candle retail stores opened in 2012 and 2011, which together accounted for approximately $9.4 million. This increase was partially offset by (i) decreases in marketing related spend of approximately $0.5 million, (ii) decreased occupancy expenses of $0.4 million, (iii) decreased supplies expenses of $0.3 million and (iv) decreases in other selling expenses.

As a percentage of retail sales, retail selling expenses were 39.4% and 41.2% for 2012 and 2011, respectively. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 0.7% as a result of increased comparable store sales, coupled with the decrease in labor, occupancy and other costs of approximately 1.4% as a result of increased sales volume in our consumer direct business and at retail stores. These decreases were partially offset by increases from new Yankee Candle retail stores opened in 2012 and 2011, which together negatively impacted selling expense by approximately 0.5%.  New stores typically generate higher selling expenses as a percentage of sales than mature stores since fixed costs, as a percent of sales, are higher in the early period of a store’s operation.

Wholesale Selling Expenses

Wholesale selling expenses decreased 3.8% to $12.8 million for 2012 as compared to $13.3 million for 2011. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 5.4% and 5.6% for 2012 and 2011, respectively. The decrease in selling expenses and as a percentage of sales was primarily attributable to decreased marketing and labor costs year over year, partially offset by increased commissions expense for the gift and premium mass channels.

International Selling Expenses

International selling expenses increased 28.4% to $29.4 million for 2012 from $22.9 million for 2011. As a percentage of international sales, international selling expenses were 25.4% and 22.6% for 2012 and 2011, respectively.  The increase in selling expenses was primarily related to (i) increased commissions and labor expenses of $2.8 million, (ii) the write-off of a portion of a receivables balance from one of our wholesale accounts that went into receivership of approximately $1.2 million and other operating costs of approximately $2.5 million related to the increased sales volume in this business.  The increase in selling expenses as a percentage of sales was primarily related to the write-off mentioned above which had a negative impact of approximately 1.1%, increased commissions and labor costs of approximately 0.7% related to the revenue growth in the business and increases in other selling expenses of approximately 1.0%.

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

YCC Holdings’ general and administrative expenses were $72.2 million and $62.5 million for 2012 and 2011, respectively.  As a percentage of sales, general and administrative expenses were 8.6% and 7.9% for 2012 and 2011, respectively. The general and administrative expenses of $62.5 million for 2011 includes the $3.0 million paid to Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes. Excluding such expenses, general and administrative costs increased by $12.7 million in 2012 over the prior year driven largely by (i) increased incentive program expenses of $6.9 million driven by positive performance to plans, (ii) increased consulting and advertising expenses of $2.1 million, (iii) increased medical costs of $1.7 million, (iv) increased labor expenses of $1.7 million and (v) additional operating expenses driven by increased sales over prior year of $0.3 million.

Holding Corp.’s general and administrative expenses were $72.1 million and $62.0 million for 2012 and 2011, respectively.  As a percentage of sales, general and administrative expenses were 8.5% and 7.9% for 2012 and 2011, respectively. The general and administrative expenses of $62.0 million for 2011 includes the $3.0 million paid to Class B and Class C common unit holders in February 2011 in connection with the issuance of the Senior PIK Notes. Excluding such expenses, general and administrative costs increased by $13.1 million in 2012 over the prior year driven by (i) increased incentive program expenses of $6.9 million driven by positive performance to plans, (ii) increased consulting and advertising expenses of $2.1 million, (iii) increased medical costs of $1.7 million, (iv) increased labor expenses of $1.7 million and (v) additional operating expenses driven by increased sales over prior year of $0.7 million.

Restructuring Charges

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. In addition, during the second quarter of 2012, YCE relocated its corporate headquarters and distribution center in England.  The Company incurred restructuring charges of $1.7 million during 2012 related to these activities.

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

The Company made payments of $1.1 million, $0.2 million and $2.7 million during 2012, 2011 and 2010, respectively related to these restructuring activities.  As of December 29, 2012, the balance of $1.5 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.1 million as a result of the first quarter of 2012 organization changes detailed above, (ii) continuing operations occupancy related expenses of $0.7 million related to YCE exiting the old facility prior to the termination of the lease agreement and (iii) discontinued operations of $0.7 million primarily related to lease agreements for one Illuminations retail store and a lease related the former Illuminations corporate headquarters in Petaluma, California. The lease at the old YCE facility expires in May of 2014, the lease for the Illuminations retail store expires in January 2017 and the lease for the property in Petaluma California expires in March 2013. These leases will continue to be paid through their lease termination dates unless the Company is able to structure buyout agreements with the landlords or find replacement tenants.

Interest and Other (Income) Expense, Net

YCC Holdings’ interest and other (income) expense, net, which is shown in YCC Holdings’ unallocated/corporate/other column of YCC Holdings’ segment footnotes was $113.5 million for 2012 compared to $94.2 million for 2011.  The primary component of this expense is interest expense, which was $106.9 million and $101.6 million for 2012 and 2011, respectively. During 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

The increase in interest expense primarily relates to additional interest expense of $3.3 million of related to the Senior PIK Notes which were outstanding for the full fifty-two weeks ended December 29, 2012.

 Holding Corp.’s interest and other expense, net, which is shown in Holding Corp.’s unallocated/corporate/other column of Holding Corp.’s segment footnote was $78.5 million for 2012 compared to $63.1 million for 2011. The primary component of this expense is interest expense, which was $71.9 million and $70.5 million for 2012 and 2011 respectively. During 2012, in connection with the refinancing of our senior secured credit facility (“Senior Secured Credit Facility”) we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Changes in the fair value of our derivative contracts are recognized in the consolidated statement of operations. During 2012 and 2011 we recognized a gain of $7.7 million and $6.4 million, respectively, related to derivative contracts.

Provision for Income Taxes

The provision for income taxes for YCC Holdings for 2012 and 2011, was $21.9 million and $20.0 million, respectively. The effective tax rates for 2012 and 2011 were 39.8% and 37.2%, respectively.

The increase in the YCC Holdings effective tax rate for 2012 compared to 2011 is primarily attributable to a valuation allowance against net operating loss carryforwards in Germany, interest and penalties accrued on our uncertain tax positions, a reduced benefit of the foreign tax rate differential and lower income tax credits.

The provision for income taxes for Holding Corp. for 2012 was $33.5 million compared to $30.5 million for 2011. The effective tax rates for 2012 and 2011 were 37.3% and 35.8%, respectively.

The increase in the Holding Corp. effective tax rate for 2012 compared to 2011 is primarily attributable to a recording a valuation allowance against net operating loss carryforwards in Germany, interest and penalties accrued on our uncertain tax positions, a reduced benefit of the foreign tax rate differential and lower income tax credits.

Loss from Discontinued Operations, Net of Tax

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Sales	$-	$-	$-
Loss from discontinued operations	$(214)	$(417)	$(615)
Benefit from income taxes	(80)	(155)	(236)
Loss from discontinued operations, net of income taxes	$(134)	$(262)	$(379)
FIFTY-TWO WEEKS ENDED DECEMBER 31, 2011 (“2011”) COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 1, 2011 (“2010”)

Sales

Sales increased 7.1% to $785.8 million in 2011 from $733.7 million in 2010.

Retail Sales

Retail sales increased 5.4% to $449.2 million for 2011 from $426.3 million for 2010.

The increase in retail sales was achieved primarily through (i) the addition of 40 new Yankee Candle retail stores opened in 2011, which increased sales by approximately $11.0 million, (ii) a 20.8% comparable sales growth in our consumer direct business resulting in approximately $6.6 million in increased sales, (iii) increased sales attributable to stores opened in 2010 that have not entered the comparable store base (which in 2010 were open for less than a full year) of approximately $3.4 million and (iv) increased sales in our fundraising business of approximately $1.9 million.

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

Gross profit increased 4.4% to $445.4 million in 2011 from $426.6 million in 2010. As a percentage of sales, gross profit decreased to 56.7% in 2011 from 58.1% in 2010. Included in the calculation of gross profit for fiscal 2011 and 2010 were purchase accounting costs of $0.5 million and $0.3 million, respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit increased 4.3% to $293.1 million for 2011 from $281.0 million for 2010. The increase in gross profit was primarily attributed to (i) sales volume increases in our retail operations, which contributed approximately $16.5 million, (ii) price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately $7.1 million,  (iii) sales volume increases from our Yankee Candle fundraising division which contributed additional gross profit of approximately $0.8 million, and (iv) favorable product mix of approximately $0.7 million, partially offset by (i) increased promotional activity of approximately $10.7 million and (ii) increased costs in our supply chain operations of approximately $2.3 million driven largely by inflation in wax and transportation costs.

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

 Wholesale Gross Profit

Wholesale gross profit decreased 5.1% to $110.1 million for 2011 from $116.0 million for 2010. The decrease in gross profit was primarily attributable to (i) increased costs in our supply chain operations of approximately $4.5 million driven largely by inflation in wax and transportation costs, (ii) unfavorable product mix of approximately $3.6 million driven largely by a shift in sales mix to our premium mass customers, (iii) increased promotional activity of approximately $3.5 million, and (iv) decreased sales volume in our co-packaging and licensing activities producing unfavorable margin dollars of approximately $0.4 million, partially offset by (i) price increases taken during the second quarter of 2011, which assuming no elasticity contributed approximately $3.8 million and (ii) sales volume increases within our wholesale operations which contributed approximately $2.3 million.

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

International Gross Profit

International gross profit increased 42.9% to $42.8 million for 2011 from $30.0 million for 2010. The increase in international gross profit was primarily attributable to (i) increased sales volume of $10.2 million, (ii) favorable product cost and channel mix of $3.9 million and (iii) an increase of $1.2 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound. These increases in gross profit were partially offset by increased allowances and promotional activity which decreased gross profit by approximately $2.0 million and increased costs in our supply chain operations of approximately $0.5 million driven largely by inflation in transportation costs.

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

Liquidity and Capital Resources

Senior Secured Credit Facility

As of December 31, 2011, the “Senior Secured Credit Facility consisted of a $650.0 million Prior Term Facility with outstanding borrowings of $388.1 million and a Prior Revolving Facility of $140.0 million with no outstanding borrowings.

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

Term Loan Facility

The Term Loan Facility will mature on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is repayable in quarterly principal payments of $1.8 million with the balance due at maturity. However, in December 2012 the Company made a principal payment of $67.0 million, a portion of which was related to the excess cash flow provisions of the Term Loan Facility, as discussed below. As a result of the $67.0 million payment, no quarterly principal payments are due on the Term Loan Facility through its maturity and no amounts are classified as current in the accompanying consolidated balance sheet.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of December 29, 2012, the interest rate applicable to the Term Loan Facility was 5.25%.

The Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2012 through the quarter ending September 28, 2013, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.00 to 1.00. As of December 29, 2012, Yankee Candle's actual  net total leverage ratio was 4.06 to 1.00, as defined in the Term Loan Facility. As of December 29, 2012, total debt (including Yankee Candle's capital lease obligations of $5.4 million and net of $40.0 million in cash) was approximately $817.8 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

 Set forth below is a reconciliation of Yankee Candle’s Consolidated EBITDA, as calculated under Yankee Candle's Term Loan Facility, to EBITDA and net income for the four quarters ended December 29, 2012 (in thousands):

Net income	$56,323
Income tax provision	33,533
Interest expense, net (excluding amortization of deferred financing fees)	59,700
Depreciation and amortization	31,897
EBITDA	181,453
Share-based compensation expense	753
Restructuring charges	1,725
Fees paid pursuant to the Management Agreement	1,500
Other non-cash expense	16,055
Consolidated Adjusted EBITDA under the Credit Facility	$201,486

Under the Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings provided there is no event of default and the dividend payment would not cause the consolidated net interest coverage ratio (as defined in the Term Loan agreement) to be less than 2.0 to 1.0, in an amount equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 29, 2012 and for all fiscal years ending after December 29, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the consolidated net total leverage ratio (as defined in the Term Loan agreement) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan agreement as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non-cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments,  voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor, increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

Additionally, as of April 2, 2012, a basket of $137.1 million consisting of the cumulative retained (and not yet applied) available excess amount from the former Senior Secured Credit Facility was available for dividends from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes.

As of December 29, 2012, a total basket of $168.2 million was available for dividends from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes.

The calculation to determine if the Company has excess cash flow per the Term Loan Facility is prepared on an annual basis at the end of each fiscal year. The Company generated excess cash flow during 2012 of $74.6 million, of which 50% is required to prepay the Term Loan Facility in accordance with the agreement.  During the fourth quarter of 2012, the Company repaid $67.0 million of the Term Loan Facility which satisfied the excess cash flow payment.

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

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on the Term Loan Facility.  During the second and third quarters of 2009, Yankee Candle entered into forward starting amortizing interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011. The aggregate notional value amortizes over the life of the swaps. As of December 29, 2012, the aggregate notional value of the swaps was $219.8 million, or 33.6% of the Term Loan Facility, resulting in a blended fixed rate of 3.49%. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

Asset-Based Credit Facility

 On April 2, 2012, Yankee Candle, together with certain of its foreign subsidiaries, also entered into a Credit Agreement (the “ABL Facility”) with (“Bank of America, N.A.”) BofA, as agent, the other lenders party thereto, Barclays, as syndication agent, U.S. Bank National Association and Wells Fargo Capital Finance LLC, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers and joint book runners.

 The ABL Facility is scheduled to expire on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and trade accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by YCE. Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of December 29, 2012 the interest rate applicable to the ABL Facility was 2.0%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

 The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on receivables and inventory (the “ABL Loan Cap”) or (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.   As of December 29, 2012, the ABL Loan Cap was $141.3 million.  As of December 29, 2012 Yankee Candle had outstanding letters of credit of $2.2 million resulting in available borrowing capacity of $139.1 million, or 98.5% of the Loan Cap.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

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

Senior PIK Notes of YCC Holdings

In February 2011, YCC Holdings formed a 100% owned subsidiary, Yankee Finance, for the purpose of co-issuing in conjunction with YCC Holdings $315.0 million Senior PIK Notes. Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest"), to the extent described in the related indenture. The amount of cash interest required to be paid for an interest period is determined prior to the beginning of an interest period and is calculated based upon the amount that would be permitted to be paid as a dividend as of such determination date to YCC Holdings by its subsidiaries for the purpose of paying cash interest on the Senior PIK Notes (based upon restrictions imposed by applicable law and such subsidiaries' debt agreements) plus the amount of cash on hand at YCC Holdings on the determination date (subject to certain exceptions set forth in the indenture). If the amount that would be available is less than the amount of interest due for that interest period, then YCC Holdings is permitted to pay all or a specified portion of such interest as PIK Interest rather than in cash on the interest payment date as provided in the indenture. As of December 29, 2012, the Senior PIK Notes were structurally subordinated to approximately $846.2 million of indebtedness of Holding Corp.

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

YCC Holdings is a holding company with no direct operations. Its principal asset is the indirect equity interests it holds in Yankee Candle, and all of its operations are conducted through Yankee Candle. As a result, YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guaranteed the Senior PIK Notes.  Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at December 29, 2012 by Yankee Candle’s Term Loan Facility, ABL Facility and the indentures governing the senior notes and senior subordinated notes. Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of the Senior Notes on February 15, 2013, at which time the obligations of Yankee Candle and the guarantors under the related indenture were discharged.

The indenture governing Yankee Candle’s Senior Subordinated Notes permit Yankee Candle to pay dividends to Holding Corp. if: (i) there is no default or event of default under the indentures governing the Yankee Candle Senior Notes; (ii) Yankee Candle would have a fixed charge coverage ratio of at least 2.0 to 1.0; and (iii) such dividend, together with the aggregate amount of all other "restricted payments" (as defined in such indentures) made by Yankee Candle and its restricted subsidiaries after February 6, 2007 (excluding certain restricted payments), is less than the sum of (a) 50% of the Consolidated Net Income (as defined in such indentures) of Yankee Candle for the period (taken as one accounting period) from December 31, 2006 to the end of Yankee Candle's most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend (or, in the case such Consolidated Net Income for such period is a deficit, minus 100% of such deficit), plus (b) the proceeds from specified equity contributions or issuances of equity.

In addition to the capacity described above, Yankee Candle has a "basket" of $35.0 million under the Senior Subordinated Notes indenture from which it may make dividends in amount not to exceed $35.0 million (since the date of the issuance of Yankee Candle's notes), so long there is no default or event of defaults under the indenture.

Because the Term Loan Facility, ABL Facility and the indenture governing Yankee Candle’s Senior Subordinated Notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so under each of these agreements.

During the fifty-two weeks ended December 29, 2012 Holding Corp. declared and paid dividends of $32.4 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  As of December 29, 2012, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $168.2 million.  We currently anticipate that Yankee Candle will be permitted under the terms of its debt agreements to make dividends sufficient to pay cash interest on the Senior PIK Notes in the next twelve months.

 Cash Flows and Funding of our Operations

Our cash includes interest bearing and non-interest bearing accounts. We maintain cash balances at several domestic and foreign financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand, and by equivalent regulatory agencies in foreign countries. Uninsured balances aggregated $5.4 million at December 29, 2012. Cash as of December 29, 2012, was $40.0 million compared to $50.8 million as of December 31, 2011.

Cash provided by operating activities for Holding Corp. for the fifty-two weeks ended December 29, 2012 was $125.3 million as compared to cash provided by operating activities of $80.8 million for the fifty-two weeks ended December 31, 2011. The increase in cash provided by operations relative to the prior year was primarily driven by (i) an increase in operating income net of depreciation and amortization of $10.3 million, (ii) a decrease in income tax payments of $11.1 million which was largely related to the tax benefit from interest expense of the $315.0 million Senior PIK Notes that were issued in 2011, (iii) management of inventory levels to be in line with 2011 despite an increase in sales of 7.4% resulting in a benefit of $6.5 million, (iv) favorable changes in receivables of $4.5 million driven by collection processes, (v) additional favorable changes in working capital of approximately $22.1 million driven largely by bonus incentive accruals and favorable timing of accounts payable and accrued expenses, offset slightly by additional interest paid of $7.6 million primarily attributable to the debt refinancing that occurred in April 2012.  The refinancing resulted in slightly higher interest rates overall and also resulted in paying interest monthly on the $725.0 million Term Loan Facility as opposed to paying interest semi-annually on the $315.0 million of Senior Notes.

Cash provided by operating activities for YCC Holdings during the fifty-two weeks ended December 29, 2012 was $92.9 million as compared to cash provided by operating activities of $63.7 million for the fifty-two weeks ended December 31, 2011.  The difference in cash provided by operating activities between YCC Holdings and Holding Corp. was primarily related to interest paid on the Senior PIK Notes.  Those interest payments are funded by dividends from Holding Corp. to YCC Holdings and are recorded as a financing activity by Holding Corp. as compared to an operating activity for YCC Holdings.

 Net cash used in investing activities was $25.5 million and $24.2 million for the fifty-two weeks ended December 29, 2012 and December 31, 2011, respectively and was used for the purchase of property and equipment, primarily related to new stores, store renovations, investments in information technology and supply chain initiatives.

For the fifty-two weeks ended December 29, 2012, net cash used in financing activities for Holding Corp. was $110.8 million compared to cash used in financing activities of $18.4 million for the fifty-two weeks ended December 31, 2011.  The increase in cash used in financing activities was primarily driven by repayments under the Term Loan Facility of $70.6 million during 2012, coupled with increased dividends of $16.1 million paid to YCC Holdings related primarily to the interest expense and payment of financing fees from the $315.0 million of Senior PIK Notes.

For the fifty-two weeks ended December 29, 2012, net cash used in financing activities for YCC Holdings was $78.4 million compared to cash used in financing activities of $1.3 million for the fifty-two weeks ended December 31, 2011.  The difference in cash provided by financing activities between YCC Holdings and Holding Corp. for the fifty-two weeks ended December 29, 2012 is driven by $32.4 million in dividends paid to YCC Holdings primarily to fund interest payments on the Senior PIK notes.

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

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under the agreements governing Yankee Candle's indebtedness, to generate the funds necessary to meet its outstanding debt service obligations. We fund our operations through a combination of internally generated cash from operations and from borrowings under the ABL Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the ABL Facility will be sufficient to meet our future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2012 retail environment, based upon current trends and our preliminary budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under the ABL Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the ABL Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings during the latter part of the third quarter. In fiscal 2012, our peak borrowings were $81.0 million. We review and forecast our cash flow on a daily basis for the current year and on a quarterly basis for the upcoming year to ensure we have adequate liquidity to fund our business. We believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements, fund our capital expenditures and be in compliance with our covenants under the Term Loan Facility and the ABL Facility.

Contractual Commitments

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments including both our debt and lease obligations:

YCC Holdings
(In thousands)	Payment due by period
Contractual obligations	Total	2013	2014	2015	2016	2017	Thereafter
Debt obligations 1, 4, 6	$1,167,375	$10,000	$-	$-	$315,000	$188,000	$654,375
Operating leases	224,423	38,921	34,218	30,742	25,224	21,841	73,477
Capital leases 2	5,492	1,872	1,701	1,016	777	126	-
Purchase commitments 3	33,195	31,236	620	514	300	300	225
Estimated interest payments 4	427,717	91,125	86,022	85,354	69,210	43,901	52,105
Total contractual obligations 5	$1,858,202	$173,154	$122,561	$117,625	$410,511	$254,168	$780,181

1 Includes the $315.0 million aggregate principal amount of the Senior PIK notes.

2 Includes capital lease payments relating to computer and warehouse equipment, and a fleet of vehicles. Includes interest, excludes lessee guarantee residual value of $0.4 million.

3 Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.

4 During the first quarter of 2013, Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of its Senior Notes. Because all of the Senior Notes have been redeemed, the obligations of Yankee Candle and the guarantors under the related indenture have been discharged. Accordingly, estimated interest payments are based on the outstanding debt balance of $1,167.4 million at December 29, 2012, less the $10.0 million related to the Senior Notes. The rates used in the calculation of the estimated interest payments were the rates outstanding at December 29, 2012 on the Term Loan Facility, the Senior PIK Notes and the Senior Subordinated Notes. They also include estimated payments on interest rate swaps. The interest rate swaps expire in March 2013. These payments when made are part of interest expense in the consolidated statement of operations.

5 The table above excludes $3.5 million in uncertain tax positions, as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

 Due to the principal payment of $67.0 million in December 2012 no quarterly principal payments are due on the Term Loan Facility until maturity.

Holding Corp.
(In thousands)	Payment due by period
Contractual obligations	Total	2013	2014	2015	2016	2017	Thereafter
Debt obligations 3, 5	$852,375	$10,000	$-	$-	$-	$188,000	$654,375
Operating leases	224,423	38,921	34,218	30,742	25,224	21,841	73,477
Capital leases 1	5,492	1,872	1,701	1,016	777	126	-
Purchase commitments 2	33,195	31,236	620	514	300	300	225
Estimated interest payments 3	314,711	58,837	53,734	53,066	53,066	43,901	52,105
Total contractual obligations 4	$1,430,196	$140,867	$90,274	$85,338	$79,368	$254,168	$780,181

1 Includes capital lease payments relating to computer and warehouse equipment, and a fleet of vehicles. Includes interest, excludes lessee guarantee residual value of $0.4 million.

2 Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.

3 During the first quarter of 2013, Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of its Senior Notes. Because all of the Senior Notes have been redeemed, the obligations of Yankee Candle and the guarantors under the related indenture have been discharged. Accordingly, estimated interest payments are based on the outstanding debt balance of $852.4 million at December 29, 2012, less the $10.0 million related to the Senior Notes. The rates used in the calculation of the estimated interest payments were the rates outstanding at December 29, 2012 on the Term Loan Facility and the Senior Subordinated Notes. They also include estimated payments on interest rate swaps. The interest rate swaps expire in March 2013. These payments when made are part of interest expense in the consolidated statement of operations.

4 The table above excludes $3.5 million in uncertain tax positions, as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

 5 Due to the principal payment of $67.0 million in December 2012 no quarterly principal payments are due on the Term Loan Facility until maturity.

Recent Accounting Pronouncements

Disclosures Relating To Comprehensive Income (Loss)

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the presentation of the reclassification adjustments in the income statement but does not defer the presentation of the reclassification adjustments in other comprehensive income. The Companies have presented the reclassification adjustments in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income herein in accordance with ASU 2011-12.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI"). ASU 2013-12 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The adoption of ASU 2013-02 is effective for the Companies on December 30, 2012 and will affect disclosures only. Therefore the adoption of this accounting standard is not expected to have a material impact of the Companies’ consolidated financial statements.

Recently Adopted Accounting Pronouncements

Goodwill

The FASB issued updated authoritative guidance in September 2011 to amend previous guidance on the testing of goodwill for impairment; the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The Companies adopted this new accounting standard during 2012 choosing not to elect the qualitative option for purposes of the 2012 impairment testing.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for the Company on a prospective basis at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The Companies adopted this new accounting standard on January 1, 2012 and the adoption of this new accounting standard did not have a significant impact on the Companies’ consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. At December 29, 2012, Yankee Candle had $654.4 million of floating rate debt and $198.0 million of fixed rate debt. At December 29, 2012, YCC Holdings had an additional $315.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $654.4 million outstanding under Yankee Candle’s Term Loan Facility bears interest at variable rates. Borrowings under Yankee Candle’s Term Loan Facility bear interest at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of December 29, 2012, the interest rate on Yankee Candle’s Term Loan Facility was 5.25%.  Because Yankee Candle’s Term Loan Facility and ABL Facility bear interest at a variable interest rates based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle’s Term Loan Facility and ABL Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on Yankee Candle’s Term Loan Facility. This is achieved through converting a portion of the floating rate Term Loan Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted a portion of its Term Loan Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of December 29, 2012, the aggregate notional value of the swaps was $219.8 million, or 33.6% of Yankee Candle’s Term Loan Facility, resulting in a blended fixed rate of 3.49%. Based on Yankee Candle’s outstanding floating rate debt under the Term Loan Facility and the notional amount of our interest rate swaps, as of December 29, 2012, a 10.0% increase or decrease in current market interest rates would have no effect on our current term loan interest expense because of the Libor floor, but would impact interest expense related to our swaps by approximately $0.1 million on an annual basis.

Commodity Price Risk

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Future increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins. In 2012, 2011, and 2010, we did not manage commodity price risk with derivative instruments.

Foreign Currency Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
YCC Holdings LLC
South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheets of YCC Holdings LLC and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in member’s equity (deficit), and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of YCC Holdings LLC and subsidiaries as of December 29, 2012 and December, 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Hartford, Connecticut

March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Yankee Holding Corp.
South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Yankee Holding Corp. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yankee Holding Corp. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2013 expressed unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Hartford, Connecticut

March 29, 2013

YCC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 29,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$39,979	$50,833
Accounts receivable, net	63,572	57,013
Inventory	77,969	75,563
Prepaid expenses and other current assets	4,882	4,924
Deferred tax assets	6,814	8,724

TOTAL CURRENT ASSETS	193,216	197,057

PROPERTY AND EQUIPMENT, NET	121,553	118,402
MARKETABLE SECURITIES	1,971	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,033	269,405
DEFERRED FINANCING COSTS	19,684	19,624
OTHER ASSETS	355	394

TOTAL ASSETS	$1,248,382	$1,250,122

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$25,309	$21,109
Accrued payroll	13,680	6,910
Accrued interest	22,547	29,485
Accrued income taxes	7,110	7,269
Accrued purchases of property and equipment	3,434	2,606
Current portion of long-term debt	-	12,042
Current portion of capital leases	1,661	975
Other accrued liabilities	39,686	38,689

TOTAL CURRENT LIABILITIES	113,427	119,085

DEFERRED TAX LIABILITIES	117,135	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	1,156,840	1,198,659
DEFERRED RENT	12,886	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	3,767	2,597
OTHER LONG-TERM LIABILITIES	5,911	3,980
COMMITMENTS AND CONTINGENCIES (See Note 14)
MEMBER'S DEFICIT
Common Units	120,204	122,038
Accumulated deficit	(280,086)	(313,009)
Accumulated other comprehensive loss	(1,702)	(3,184)

Total member's deficit	(161,584)	(194,155)

TOTAL LIABILITIES AND MEMBER'S DEFICIT	$1,248,382	$1,250,122

See notes to consolidated financial statements.

YCC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Sales	$844,186	$785,762	$733,717
Cost of sales	363,839	340,336	307,103

Gross profit	480,347	445,426	426,614
Selling expenses	238,035	234,982	212,580
General and administrative expenses	72,184	62,451	62,609
Restructuring charges	1,725	-	829

Operating income	168,403	147,993	150,596
Interest expense	106,889	101,598	75,648
Loss on extinguishment of debt	13,376	-	-
Other (income) expense, net	(6,815)	(7,414)	8,972

Income from continuing operations before provision for income taxes	54,953	53,809	65,976
Provision for income taxes	21,896	20,040	23,688

Income from continuing operations	33,057	33,769	42,288
Loss from discontinued operations, net of income taxes	(134)	(262)	(379)

Net income	$32,923	$33,507	$41,909

See notes to consolidated financial statements.

 YCC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	December 31, 2011

Net income	$32,923	$33,507	$41,909
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,482	(535)	(462)
Unrealized gain on interest rate swaps, net of tax	-	712	5,249
Other comprehensive income, net of tax	1,482	177	4,787

Comprehensive income	$34,405	$33,684	$46,696

See notes to consolidated financial statements.

YCC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (DEFICIT)
(in thousands, except units)

	Common Units		Class A		Class B		Class C		Total A, B and C Common Units	Accumulated Deficit	Accumulated Other Loss	Total Member's Equity (Deficit)
	Units	Amount	Common Units	Amount	Common Units	Amount	Common Units	Amount

BALANCE, JANUARY 2, 2010	-	$-	4,268,723	$417,127	363,080	$2,407	97,564	$282	$419,816	$(388,425)	$(8,148)	$23,243
Issuance of Class A and C common units	-	-	286	40	-	-	44,712	-	40	-	-	40
Repurchase of Class A, B and C common units	-	-	(1,781)	(211)	(29,614)	(410)	(55,450)	(312)	(933)	-	-	(933)
Equity-based compensation	-	-	-	-	-	640	-	322	962	-	-	962
Net income	-	-	-	-	-	-	-	-	-	41,909	-	41,909
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	4,787	4,787

BALANCE, JANUARY 1, 2011	-	-	4,267,228	416,956	333,466	2,637	86,826	292	419,885	(346,516)	(3,361)	70,008

Issuance of Class A common units	-	-	-	3	-	-	-	-	3	-	-	3
Repurchase of Class B and C common units	-	-	-	-	(21,423)	(47)	(900)	(39)	(86)	-	-	(86)
Conversion of Class A, B and C common units to Common Units	1,000	419,888	(4,267,228)	(416,959)	(312,043)	(2,648)	(85,926)	(281)	(419,888)	-	-	-
Return of capital to Common Units	-	(297,825)	-	-	-	-	-	-	-	-	-	(297,825)
Issuance of Common Units	-	17	-	-	-	-	-	-	-	-	-	17
Repurchase of Common Units	-	(776)	-	-	-	-	-	-	-	-	-	(776)
Equity-based compensation expense	-	734	-	-	-	58	-	28	86	-	-	820
Net income	-	-	-	-	-	-	-	-	-	33,507	-	33,507
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	177	177

BALANCE, DECEMBER 31, 2011	1,000	122,038	-	-	-	-	-	-	-	(313,009)	(3,184)	(194,155)

Issuance of Common Units	-	36	-	-	-	-	-	-	-	-	-	36
Repurchase of Common Units	-	(2,623)	-	-	-	-	-	-	-	-	-	(2,623)
Equity-based compensation expense	-	753	-	-	-	-	-	-	-	-	-	753
Net income	-	-	-	-	-	-	-	-	-	32,923	-	32,923
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	1,482	1,482

BALANCE, DECEMBER 29, 2012	1,000	$120,204	-	$-	-	$-	-	$-	$-	$(280,086)	$(1,702)	$(161,584)

See notes to consolidated financial statements.

 YCC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$32,923	$33,507	$41,909
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on derivative contracts	(7,652)	(6,403)	9,166
Depreciation and amortization	34,721	43,934	42,978
Unrealized (gain) loss on marketable securities	(171)	50	(83)
Equity-based compensation expense	753	820	962
Deferred taxes	11,506	10,321	3,931
Loss on extinguishment of debt	13,376	-	-
Non-cash adjustments related to restructuring	-	-	10
Loss on disposal and impairment of property and equipment	382	1,411	213
Restructuring charges	1,070	-	-
Marketable securities	-	-	22
Changes in assets and liabilities:
Accounts receivable	(5,569)	(10,076)	(3,482)
Inventory	(1,696)	(8,175)	(8,450)
Prepaid expenses and other assets	(405)	4,757	(617)
Accounts payable	4,064	(5,182)	4,682
Income taxes	1,517	(10,289)	18,175
Accrued expenses and other liabilities	8,086	8,991	989

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,905	63,666	110,405

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(25,516)	(24,295)	(17,651)
Proceeds from sale of property and equipment	-	47	202

NET CASH USED IN INVESTING ACTIVITIES	(25,516)	(24,248)	(17,449)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	150,000	76,000
Borrowings under Senior Secured Asset-Based Credit Facility	81,000	-	-
Borrowings under Term Loan Facility	717,750	-	-
Repayments under Senior Secured Credit Facility and Senior Notes	(718,125)	(150,000)	(164,000)
Payments of call premiums and fees for extinguishment of debt	(6,763)	-	-
Repayments under Term Loan Facility	(70,625)	-	-
Repayments under Senior Secured Asset-Based Credit Facility	(81,000)	-	-
Borrowings under Senior PIK Notes	-	308,700	-
Financing costs	(11,579)	(10,478)	-
Return of capital	-	(297,825)	-
Proceeds from issuance of Class A and C common units	-	3	40
Proceeds from issuance of Common Units	36	17	-
Repurchase of Class A, B and C common units	-	(86)	(933)
Repurchase of Common Units	(2,623)	(776)	-
Principal payments on capital lease obligations	(1,452)	(853)	(349)

NET CASH USED IN FINANCING ACTIVITIES	(78,381)	(1,298)	(89,242)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	138	-	(96)

NET (DECREASE) INCREASE IN CASH	(10,854)	38,120	3,618
CASH, BEGINNING OF YEAR	50,833	12,713	9,095

CASH, END OF YEAR	$39,979	$50,833	$12,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$106,438	$83,273	$71,016

Income taxes	$8,754	$19,832	$1,345

Net change in accrued purchases of property and equipment	$(828)	$(337)	$(368)
Noncash Financing Activities:
Conversion of Class A, B and C common units to Common Units	$-	$419,888	$-
Capital lease obligations related to equipment purchase	$3,321	$2,097	$2,694

See notes to consolidated financial statements.

 YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 29,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$39,979	$50,833
Accounts receivable, net	63,572	57,013
Inventory	77,969	75,563
Prepaid expenses and other current assets	4,882	4,924
Deferred tax assets	6,814	8,724

TOTAL CURRENT ASSETS	193,216	197,057

PROPERTY AND EQUIPMENT, NET	121,553	118,402
MARKETABLE SECURITIES	1,971	1,670
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	268,033	269,405
DEFERRED FINANCING COSTS	12,799	11,006
OTHER ASSETS	355	394

TOTAL ASSETS	$1,241,497	$1,241,504

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,309	$21,109
Accrued payroll	13,680	6,910
Accrued interest	10,614	17,377
Accrued income taxes	7,110	7,269
Accrued purchases of property and equipment	3,434	2,606
Current portion of long-term debt	-	12,042
Current portion of capital leases	1,661	975
Other accrued liabilities	39,686	38,689

TOTAL CURRENT LIABILITIES	101,494	106,977

DEFERRED TAX LIABILITIES	117,135	107,123
LONG-TERM DEBT, NET OF CURRENT PORTION	846,174	889,083
DEFERRED RENT	12,886	12,833
CAPITAL LEASES, NET OF CURRENT PORTION	3,767	2,597
OTHER LONG-TERM LIABILITIES	5,911	3,980
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDER'S EQUITY:

Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at December 29, 2012 and December 31, 2011	414,788	417,411
Additional paid-in capital	30,144	17,718

Treasury stock: at cost, 2,019 shares at December 29, 2012 and December 31, 2011	(1,809)	(1,809)
Accumulated deficit	(287,291)	(311,225)
Accumulated other comprehensive loss	(1,702)	(3,184)

Total stockholder's equity	154,130	118,911

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,241,497	$1,241,504

See notes to consolidated financial statements

 YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Sales	$844,186	$785,762	$733,717
Cost of sales	363,839	340,336	307,103

Gross profit	480,347	445,426	426,614
Selling expenses	238,035	234,982	212,580
General and administrative expenses	72,089	62,009	62,609
Restructuring charges	1,725	-	829

Operating income	168,498	148,435	150,596
Interest expense	71,947	70,543	75,648
Loss on extinguishment of debt	13,376	-	-
Other (income) expense, net	(6,815)	(7,414)	8,972

Income from continuing operations before provision for income taxes	89,990	85,306	65,976
Provision for income taxes	33,533	30,497	23,688

Income from continuing operations	56,457	54,809	42,288
Loss from discontinued operations, net of income taxes	(134)	(262)	(379)

Net income	$56,323	$54,547	$41,909

 See notes to consolidated financial statements.

 YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 29, 2012	December 31, 2011	December 31, 2011

Net income	$56,323	$54,547	$41,909
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,482	(535)	(462)
Unrealized gain on interest rate swaps, net of tax	-	712	5,249
Other comprehensive income, net of tax	1,482	177	4,787

Comprehensive income	$57,805	$54,724	$46,696

 See notes to consolidated financial statements.

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands, except treasury shares)

	Common Stock		Additional Paid in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

BALANCE, JANUARY 2, 2010	500	418,187	2,419	1,120	(790)	(388,425)	(8,148)	23,243
Issuance of common stock	—	—	40	—	—	—	—	40
Repurchase of common stock	—	—	—	838	(933)	—	—	(933)
Equity-based compensation expense	—	—	962	—	—	—	—	962
Net income	—	—	—	—	—	41,909	—	41,909
Other comprehensive income, net of tax	—	—	—	—	—	—	4,787	4,787

BALANCE, JANUARY 1, 2011	500	418,187	3,421	1,958	(1,723)	(346,516)	(3,361)	70,008

Issuance of common stock	-	-	20	-	-	-	-	20
Repurchase of common stock	-	(776)	-	61	(86)	-	-	(862)
Equity-based compensation expense	-	-	820	-	-	-	-	820
Contributions by YCC Holdings LLC	-	-	13,457	-	-	-	-	13,457
Dividend to YCC Holdings LLC	-	-	-	-	-	(19,256)	-	(19,256)
Net income	-	-	-	-	-	54,547	-	54,547
Other comprehensive income, net of tax	-	-	-	-	-	-	177	177

BALANCE, DECEMBER 31, 2011	500	417,411	17,718	2,019	(1,809)	(311,225)	(3,184)	118,911

Issuance of common stock	-	-	36	-	-	-	-	36
Repurchase of common stock	-	(2,623)	-	-	-	-	-	(2,623)
Equity-based compensation expense	-	-	753	-	-	-	-	753
Contributions by YCC Holdings LLC	-	-	11,637	-	-	-	-	11,637
Dividend to YCC Holdings LLC	-	-	-	-	-	(32,389)	-	(32,389)
Net income	-	-	-	-	-	56,323	-	56,323
Other comprehensive income, net of tax	-	-	-	-	-	-	1,482	1,482

BALANCE, DECEMBER 29, 2012	500	$414,788	$30,144	2,019	$(1,809)	$(287,291)	$(1,702)	$154,130
 See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$56,323	$54,547	$41,909
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on derivative contracts	(7,652)	(6,403)	9,166
Depreciation and amortization	31,898	41,669	42,978
Unrealized (gain) loss on marketable securities	(171)	50	(83)
Equity-based compensation expense	753	820	962
Deferred taxes	11,506	10,321	3,931
Loss on extinguishment of debt	13,376	-	-
Restructuring charges	1,070	-	-
Non-cash adjustments related to restructuring	-	-	10
Loss on disposal and impairment of property and equipment	382	1,411	213
Marketable securities	-	-	22
Changes in assets and liabilities:
Accounts receivable	(5,569)	(10,076)	(3,482)
Inventory	(1,696)	(8,175)	(8,450)
Prepaid expenses and other assets	(405)	4,757	(617)
Accounts payable	4,064	(5,182)	4,682
Income taxes	13,154	168	18,175
Accrued expenses and other liabilities	8,261	(3,120)	989

NET CASH PROVIDED BY OPERATING ACTIVITIES	125,294	80,787	110,405

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(25,516)	(24,295)	(17,651)
Proceeds from sale of property and equipment	-	47	202

NET CASH USED IN INVESTING ACTIVITIES	(25,516)	(24,248)	(17,449)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	15,000	150,000	76,000
Borrowings under Senior Secured Asset-Based Credit Facility	81,000	-	-
Borrowings under Term Loan Facility	717,750	-	-
Repayments under Senior Secured Credit Facility and Senior Notes	(718,125)	(150,000)	(164,000)
Payments of call premiums and fees for extinguishment of debt	(6,763)	-	-
Repayments under Term Loan Facility	(70,625)	-	-
Repayments under Senior Secured Asset-Based Credit Facility	(81,000)
Financing costs	(11,579)	(468)	-
Contributions by YCC Holdings LLC	-	3,000	-
Dividend to YCC Holdings LLC	(32,389)	(19,256)	-
Proceeds from issuance of common stock	36	20	40
Repurchase of common stock	(2,623)	(862)	(933)
Principal payments on capital lease obligations	(1,452)	(853)	(349)

NET CASH USED IN FINANCING ACTIVITIES	(110,770)	(18,419)	(89,242)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	138	-	(96)

NET (DECREASE) INCREASE IN CASH	(10,854)	38,120	3,618
CASH, BEGINNING OF YEAR	50,833	12,713	9,095

CASH, END OF YEAR	$39,979	$50,833	$12,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$74,149	$66,591	$71,016

Income taxes	$8,754	$19,832	$1,345

Net change in accrued purchases of property and equipment	$(828)	$(337)	$(368)
Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$11,637	$10,457	$-
Capital lease obligations related to equipment purchase	$3,321	$2,097	$2,694

See notes to consolidated financial statements.

YCC HOLDINGS LLC AND SUBSIDIARIES
YANKEE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011

1.   NATURE OF BUSINESS

This Annual Report on Form 10-K is a combined report of YCC Holdings LLC (“YCC Holdings”) and Yankee Holding Corp. (“Holding Corp.”), a direct 100% owned subsidiary of YCC Holdings. Unless the context indicates otherwise, references to the “Companies” and “Company” refers to YCC Holdings together with its direct and indirect subsidiaries, including Holding Corp.

YCC Holdings and subsidiaries (“Yankee Candle” or the “Company”) is a leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The strong brand equity of the Yankee Candle brand, coupled with its vertically integrated multi-channel business model, have enabled the Company to be a market leader in the premium scented candle market for many years. The Company designs, develops, manufactures, and distributes the majority of the products it sells which allows the Company to offer distinctive, trend-appropriate products for every season, every customer, and every room in your home. The Company has a 43-year history of offering its distinctive products and marketing them as affordable luxuries for everyone on your list. The Company offers a broad assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

The Company sells its products through several channels including wholesale customers who operate approximately 27,800 locations in North America, 568 Company-owned and operated Yankee Candle retail stores in 46 states and in one province in Canada as of December 29, 2012, a direct mail catalog, an Internet web site (  www.yankeecandle.com  ) and the Company’s subsidiary Yankee Candle Company (Europe) LTD (“YCE”), which has an international wholesale customer network of approximately 5,900 locations and distributors covering 55 countries.

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Summary of Significant Accounting Policies

FISCAL YEAR—The Company's fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31.

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

SALES RECOGNITION—The Company sells its products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In the wholesale segment, products are shipped "free on board" shipping point. In cases where the customer bears the risk of loss during shipment, the Company recognizes revenue upon shipment. In some cases the Company has a policy of absorbing losses in the event of damaged and lost shipments. For these customers the Company recognizes revenue based on the receipt date by the customer. In the retail stores, transfer of title takes place at the point of sale and in respect to Consumer Direct and Fundraising when the risk of loss transfers. There are no situations, either in the wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by customers. Although the Company does not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, the Company has allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because the Company has a long history with such return activity, which is used in estimating a reserve. This accrual, however, is subject to change if actual returns differ from historical and expected return rates. In the wholesale and international segments, the Company has included an allowance in its financial statements representing its estimated obligation related to promotional marketing activities. In addition to returns, the Company bears credit risk relative to wholesale customers. The Company has provided an allowance for bad debts in the financial statements based on estimates of the creditworthiness of customers. Actual results could differ from these estimates and could affect operating results.

The Company sells gift cards to customers in both Yankee Candle and other third party retail stores and through consumer direct operations. The gift cards do not have an expiration date. At the point of sale of a gift card, the Company records deferred revenue. The Company recognizes income from gift cards when the gift card is redeemed by the customer. Gift card breakage income is recorded based on the Company's historical redemption pattern (which is subject to change if or when actual patterns of redemptions change). Based on historical information, the Company determined that redemptions decreased to a de minimis amount 36 months after issuance and that approximately 8% of the gift cards value will never be redeemed. Gift card breakage income is recorded monthly in proportion to the actual redemption of gift cards in that month based on the Company's historical redemption pattern. Gift card breakage income is included in sales in the consolidated statements of operations.

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

CASH AND CASH EQUIVALENTS—The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents as of December 29, 2012 and December 31, 2011. The Company's cash includes interest-bearing and non-interest bearing accounts.

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

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred

MARKETABLE SECURITIES—The Company classifies the marketable securities held in its deferred compensation plan as trading securities under Accounting Standards Codification ("ASC") Topic 320 "Investments—Debt and Equity Securities." In accordance with the provisions of this topic, the investment balance is stated at fair market value, which is based on observable market prices. Unrealized gains and losses are reflected in earnings; realized gains and losses are also reflected in earnings and are computed using the specific-identification method. The assets held in the deferred compensation plan reflect amounts due to employees, but are available for general creditors of the Company in the event the Company becomes insolvent. The Company has recorded the investment balance as a non-current asset within “other assets” and a long-term liability within "other long-term liabilities" on the accompanying consolidated balance sheets.

SEGMENT REPORTING—The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the "CEO") currently reviews the results of the Company and its subsidiaries' businesses. The CEO evaluates the Company’s retail, wholesale, and international operations based on an "operating earnings" measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative costs, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations and other costs not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other column of the Company's segment footnote. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

GOODWILL AND INTANGIBLE ASSETS—The Company accounts for goodwill and intangible assets in accordance with ASC Topic 350 "Intangibles—Goodwill and Other." Under this guidance, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test which is conducted in the Company’s fourth fiscal quarter. For goodwill, the annual impairment evaluation compares the fair value of each of the Company's reporting units to their respective carrying values.  Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 3, 2012.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS—The Company reviews its other long-lived assets (property and equipment and customer lists) periodically for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the assets using various valuation techniques. If an impairment loss exists, the amount of the loss is recorded in the consolidated statements of operations.

RESTRUCTURING CHARGES—The Company accounts for its restructuring plans in accordance with the ASC Topic 420 “Exit or Disposal Cost Obligations.” Under this guidance, a liability for costs associated with an exit or disposal activity is recognized and measured at fair value when the liability is incurred.

ADVERTISING—The Company expenses advertising costs as they are incurred. Advertising expense, which includes cooperative advertising programs, was $18.8 million, $20.6 million and $15.6 million for the fifty-two weeks ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Cooperative advertising expense, included in advertising expense, was $0.7 million, $1.0 million and $0.7 million for the fifty-two weeks ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Advertising expenses are presented in selling expenses in the consolidated statements of operations.

INCOME TAXES—Holding Corp. and YCC Holdings recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Holding Corp. and YCC Holdings recognize the expected future tax consequences of uncertain tax positions in accordance with ASC 740-10 (FIN 48). Uncertain tax position reserves are subject to change in subsequent periods to reflect audit settlements, expired statutes of limitation for assessing additional taxes, relevant case law developments, and changes in tax law. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Holding Corp.’s income taxes payable balance as of December 29, 2012, is reduced by the tax benefit of interest and other expense deductions related to the February 2011 debt offering by YCC Holdings. The tax benefit of the deductions is treated as a capital contribution from YCC Holdings to Holding Corp. Thus, the net income taxes payable balance for the consolidated group is recorded at the Holding Corp. level.

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

FOREIGN OPERATIONS—Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of accumulated other comprehensive loss. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly in the consolidated statements of operations and are generally not material.

Recent Accounting Pronouncements

Disclosures Relating To Comprehensive Income (Loss)

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) .ASU 2011-12 defers the presentation of the reclassification adjustments in the income statement but does not defer the presentation of the reclassification adjustments in other comprehensive income. The Companies have presented the reclassification adjustments in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income herein in accordance with ASU 2011-12.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI"). ASU 2013-12 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The adoption of ASU 2013-02 is effective for the Companies on December 30, 2012 and will affect disclosures only. Therefore the adoption of this accounting standard is not expected to have a material impact of the Companies’ consolidated financial statements.

Recently Adopted Accounting Pronouncements

Goodwill

The FASB issued updated authoritative guidance in September 2011 to amend previous guidance on the testing of goodwill for impairment; the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The Companies adopted this new accounting standard during 2012 choosing not to elect the qualitative option for purposes of 2012 impairment testing.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for the Company on a prospective basis at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The Companies adopted this new accounting standard on January 1, 2012 and the adoption of this new accounting standard did not have an impact on the Companies’ consolidated financial statements.

3.   LONG-TERM DEBT

Long-term debt consisted of the following at December 29, 2012 and December 31, 2011 (in thousands):

	December 29,	December 31,
	2012	2011
Holding Corp.
Senior secured term loan facility	$-	$388,125
Senior secured term loan facility, net of unamortized discount of $6,201 at December 29, 2012	648,174	-
Senior notes due 2015	10,000	325,000
Senior subordinated notes due 2017	188,000	188,000
Less current portion	-	(12,042)
Total Holding Corp.	846,174	889,083
Senior PIK notes due 2016, net of unamortized discount of $4,334 at December 29, 2012 and $5,424 at December 31, 2011	310,666	309,576
Total YCC Holdings	$1,156,840	$1,198,659

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

Refinancing of the Senior Secured Credit Facility and Repurchase of $315 million of Yankee Candle’s 8 ½% Senior Notes Due 2015

On April 2, 2012, Yankee Candle refinanced its Senior Secured Credit Facility and $315.0 million of its Senior Notes due 2015 by entering into a senior secured term loan facility (the “Term Loan Facility”) and by entering into a senior secured asset-based credit facility (the “ABL Facility”).

Under the Term Loan Facility, Yankee Candle borrowed $725.0 million resulting in proceeds of $717.8 million, net of original issue discount.  At closing, on April 2, 2012, a portion of the proceeds from the Term Loan Facility were used to (i) redeem $180.0 million of Yankee Candle’s Senior Notes due 2015 at a call premium of 2.125%, (ii) repay $403.1 million of outstanding debt on the Company’s old Senior Secured Credit Facility (consisting of $388.1 million outstanding under the Prior Term Facility and $15.0 outstanding under the Prior Revolving Facility), and (iii) pay fees and expenses of $11.5 million related to the foregoing.  On April 13, 2012, the Company used the remaining proceeds and borrowings under the ABL Facility to redeem an additional $135.0 million of the Senior Notes due 2015 at a call premium of 2.125%.  As a result of the refinancing the Company recorded a loss on extinguishment of debt of $13.4 million during the fifty-two weeks ended December 29, 2012, comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million.  The Company also recorded total deferred financing costs of $11.6 million, including $9.0 million related to the Term Loan Facility and $2.6 million related to the ABL Facility.  The costs associated with the Term Loan Facility are being amortized using the interest method through the expiration date of the Term Loan Facility and the costs associated with the ABL Facility are being amortized on a straight line basis through the expiration date of the ABL Facility. Amortization of the discount is recorded as interest expense using the interest method.

Term Loan Facility

The Term Loan Facility matures on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is repayable in quarterly principal payments of $1.8 million with the balance due at maturity. However, in December 2012 the Company made a principal payment of $67.0 million, a portion of which was related to the excess cash flow provisions of the Term Loan Facility, as discussed below. As a result of the $67.0 million payment, no quarterly principal payments are due on the Term Loan Facility through its maturity and no amounts are classified as current in the accompanying consolidated balance sheet. Amounts repaid under the Term Loan Facility cannot be reborrowed.  As of December 29, 2012, Yankee Candle’s Term Loan Facility had outstanding borrowings of $654.4 million.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of December 29, 2012, the interest rate applicable to the Term Loan Facility was 5.25%.

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2012 through the quarter ending September 28, 2013, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.00 to 1.00. As of December 29, 2012, Yankee Candle's actual  net total leverage ratio was 4.06 to 1.00, as defined in the Term Loan Facility. As of December 29, 2012, total Holding Corp. debt (including Yankee Candle's capital lease obligations of $5.4 million and net of $40.0 million in cash) was approximately $817.8 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

In addition, the Term Loan Facility contains customary covenants and restrictions on Holding Corp. and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates and the ability to change the nature of its business or its fiscal year.  All obligations under the Term Loan Facility are guaranteed by Holding Corp.’s and Yankee Candle’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Holding Corp. and its domestic subsidiaries.

Asset-Based Credit Facility

On April 2, 2012, Yankee Candle, together with certain of its foreign subsidiaries, also entered into the ABL Facility with BofA, as agent, the other lenders party thereto.

The ABL Facility expires on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and eligible accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle’s Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle’s German subsidiary and up to $75.0 million for borrowing by YCE. Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of December 29, 2012 the interest rate applicable to the ABL Facility was 2.0%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on eligible receivables and inventory (the “ABL Loan Cap”) and (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.   As of December 29, 2012, the ABL Loan Cap was $141.3 million.  As of December 29, 2012 Yankee Candle had outstanding letters of credit of $2.2 million resulting in available borrowing capacity of $139.1 million, or 98.5% of the Loan Cap.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

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

Senior Notes and Senior Subordinated Notes

Yankee Candle's senior notes due 2015 bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15. Yankee Candle’s senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The senior notes mature on February 15, 2015 and the senior subordinated notes mature on February 15, 2017. In April 2012, $315.0 million of the Senior Notes were redeemed in connection with the refinancing of the Senior Secured Credit Facility detailed above.  As of December 29, 2012, the Company had $10.0 million outstanding under the Senior Notes and $188.0 million outstanding under the Senior Subordinated Notes. See Subsequent Event footnote for repayment of Senior Notes.

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

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle’s ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at December 29, 2012 by A) Yankee Candle’s Term Loan Facility, B) Yankee Candle’s ABL Facility and C) the indentures governing the Senior Notes and Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indentures governing Yankee Candle’s senior notes and senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements. Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of the Senior Notes on February 15, 2013, at which time the obligations of Yankee Candle and the guarantors under the related indenture were discharged.

A) The ability of Yankee Candle to declare dividends to Holding Corp. is limited under the Term Loan Facility.  Under the Term Loan Facility, Yankee Candle is permitted to make dividends to YCC Holdings, provided there is no default or event of default and the dividend payment would not cause the applicable Consolidated Net Interest Coverage Ratio (as defined in the agreement governing the Term Loan Facility) to be less than 2.0 to 1.0, in an amount equal to the sum of (a) $10.0 million and (b) the available excess cash flow based on provisions determined in Yankee Candle’s Term Loan Facility, together with certain equity and debt issuances which, to date, have not occurred and together with the receipt of certain cash and cash equivalents and certain investments.  Available excess cash flow for Yankee Candle’s Term Loan Facility is defined as the aggregate cumulative amount of excess cash flow for all fiscal years commencing with the fiscal year ending December 29, 2012 and for all fiscal years ending after December 29, 2012 that is not required to prepay the term debt.  On an annual basis, Yankee Candle is required to prepay the term debt by 50% of excess cash flow, which percentage is reduced to 25% if the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) is not greater than 4.0 to 1.0.  Yankee Candle is not required to make a payment if the consolidated net total leverage ratio is not greater than 3.0 to 1.0.  Excess cash flow is defined in the Term Loan Facility as consolidated net income of Holding Corp. and its restricted subsidiaries plus all non-cash charges (including depreciation, amortization, and deferred tax expense), non-cash losses on disposition of certain property, decreases in working capital and the net increase in deferred tax liabilities or net decrease in deferred tax assets, decreased by non-cash gains including gains or credits, cash paid for capital expenditures, acquisitions, certain other investments, regularly scheduled principal payments, voluntary prepayments and certain mandatory prepayments of principal on debt, transaction costs for certain debt, equity, recapitalization, acquisition and investment transactions, purchase price adjustments in connection with acquisitions and certain payments to the Company’s equity sponsor, increases in working capital and the net decrease in deferred tax liabilities or net increase in deferred tax assets, call premiums in connection with cancellation of indebtedness, and certain amounts paid in connection with an asset sale or recovery event.

Additionally, a basket of $137.1 million consisting of the cumulative retained (and not yet applied) available excess amount from the former Senior Secured Credit Facility was made available for dividends from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes. As of December 29, 2012, a total basket of $168.2 million was available for dividends from Yankee Candle to YCC Holdings to be applied to cash interest payments on the Senior PIK Notes.

The calculation to determine if the Company has excess cash flow per the Term Loan Facility is prepared on an annual basis at the end of each fiscal year. The Company generated excess cash flow during 2012 of $74.6 million, of which 50% was required to prepay the term loan facility in accordance with the agreement.  During the fourth quarter of 2012, the Company repaid $67.0 million of the Term Loan Facility which satisfied the excess cash flow payment.

For the fifty-two weeks ended December 31, 2011, Yankee Candle’s required excess cash flow payment was $12.0 million. This amount was classified as short-term debt on the accompanying condensed consolidated balance sheet at December 31, 2011 and was subsequently refinanced on a long term basis in April 2012.

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

During the fifty-two weeks ended December 29, 2012 and December 31, 2011, Holding Corp. declared and paid dividends of $32.4 million and $19.3 million, respectively, to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At December 29, 2012, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $168.2 million.

Holding Corp. receives the tax benefit of the interest expense for YCC Holdings’ Senior PIK Notes.  As such, in fiscal 2012 and fiscal 2011 Holding Corp. recorded non-cash contributions of $11.6 million and $10.5 million, respectively, from YCC Holdings. The contributions for fiscal 2012 and fiscal 2011 are shown as a contribution by YCC Holdings LLC in Holding Corp.’s respective consolidated statement of changes in stockholder’s equity and in Holding Corp.’s non-cash financing section of the respective consolidated statements of cash flows.

4.   MEMBER’S DEFICIT, STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION

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

Class B Common Units

Class B common units, and commencing in October 2007 Class C common units, constitute the Company’s long-term equity incentive program. At the time of the Merger, the Board of Managers of the Company (the “Board of Managers”) authorized 474,897 shares of Class B common units of which the Management Investors purchased 427,643 Class B common units for $1 per share, the estimated fair value as of such date. The number of authorized Class B common units is reduced by subsequent Class B issuances and any Class C common units and the aggregate of Class B and Class C issuances cannot exceed the 474,897 shares authorized. As of December 29, 2012, an aggregate of 66,256 Class B and Class C common units were available for issuance.

The Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months of vesting for his or her Class B common units. All unvested Class B common units will vest upon a sale of all or substantially all of the Company so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. YCC Holdings or MDP has the right to repurchase unvested class B units for $1 per unit upon a termination of employment.

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

In February 2012, the Board of Managers approved the issuance of 13,650 Class C performance based common units to Vice Presidents and above. Typically, the Company’s Class C units vest daily over five years. However, the March 2012 Class C common units (“Class C performance units”) are partially performance based and generally vest as follows, subject to the terms of the applicable agreements:  (i) 25% of the units granted shall vest on a daily basis over five years, (ii) 25% of the units granted shall vest in the event that the Company’s Adjusted EBITDA performance in fiscal 2012 meets or exceeds a pre-approved target established by the Compensation Committee of the Board of Managers (the “2012 units”) and (iii) 50% of the units granted shall vest following the end of any fiscal year during which the Company attains an additional Adjusted EBITDA target established by the Compensation Committee of the Board of Managers.  The Company did not achieve the 2012 Adjusted EBITDA target referenced in clause (ii) above, therefore the 2012 units remain eligible for vesting under clause (iii) above in the event the Company subsequently achieves the applicable Adjusted EBITDA target. References to “Class C common units” herein shall include these Class C performance units unless otherwise indicated.

Voting Rights and Transfers

Holders of Class A common units, vested Class B common units and vested Class C common units are entitled to one vote per unit, on all matters voted on by the members. All Class A common units, vested Class B common units and vested Class C common units’ votes count the same.

Class A, Class B and Class C common units are all subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. YCC Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

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

A summary of nonvested units for Yankee Group as of December 29, 2012 and December 31, 2011 and the activity for the fifty-two weeks ended December 29, 2012 is presented below (there are no units remaining in Yankee Investments):

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 31, 2011	-	-	4,577	$9.39	54,614	$24.99
Granted	356	-	-	-	89,409	$26.63
Forfeited	-	-	(13)	$9.39	(23,125)	$34.75
Vested	(356)	-	(4,564)	$9.39	(25,743)	$21.53

Nonvested stock at December 29, 2012	-	-	-	$9.39	95,155	$25.42

During fiscal 2012, 692 Class A common units, 34,892 vested Class B common units and 15,767 vested Class C common units were repurchased for $2.6 million. The weighted average calculated value for equity awards vested during the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011 was $19.70, $12.82 and $11.25, respectively. Yankee Group anticipates that all of its nonvested common units will vest with the exception of performance shares for which an estimated forfeiture rate has been applied.

 The total estimated fair value of equity awards vested during the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011 was $0.8 million, $0.8 million and $1.0 million, respectively. Equity-based compensation expense for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011 was $0.8 million, $3.9 million and $1.0 million, respectively. Included in the $3.9 million of equity-based compensation for the fifty-two weeks ended December 31, 2011 was the $3.0 million payment to the holders of Class B common units and Class C common units. The $3.0 million payment was recorded as additional paid in capital and is shown as a contribution by YCC Holdings LLC in Holding Corp.’s consolidated statement of changes in stockholder’s equity and in Holding Corp.’s consolidated statements of cash flows.

As of December 29, 2012, there was approximately $2.2 million of total unrecognized compensation cost related to Yankee Group’s Class C common unit equity awards and there was no unrecognized expense related to Yankee Group’s Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 4.5 years (January 2013 to October 2017).

Presented below is a summary of assumptions for the indicated periods. During the fifty-two weeks ended December 29, 2012, there were 89,409 Class C grants and no Class B grants. During the fifty-two weeks ended December 31, 2011, there were 11,650 Class C grants and no Class B grants. There were 44,712 Class C grants and no Class B grants for the fifty-two weeks ended January 1, 2011.

Assumptions	Fifty-Two Weeks Ended December 29, 2012 Option Pricing Method Black-Scholes	Fifty-Two Weeks Ended December 31, 2011 Option Pricing Method Black-Scholes	Fifty-Two Weeks Ended January 1, 2011 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$26.63	$28.97	$34.34
Weighted average volatility	77.7%	76.1%	39.8%
Weighted average expected term (in years)	5.0	5.0	5.0
Dividend yield	—	—	—
Weighted average risk-free interest rate	0.9%	2.2%	2.6%

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

5.   INVENTORY

The components of inventory were as follows (in thousands):

	December 29, 2012	December 31, 2011
Finished goods	$69,293	$64,195
Work-in-process	678	319
Raw materials and packaging	7,998	11,049

Total inventory	$77,969	$75,563

6.   PROPERTY AND EQUIPMENT

The components of property and equipment were as follows (in thousands):

	December 29, 2012	December 31, 2011
Land and improvements	$8,788	$8,679
Buildings and improvements	124,077	115,969
Computer equipment	39,937	32,427
Furniture and fixtures	44,687	43,135
Equipment	32,493	29,482
Vehicles	1,494	1,159
Construction in progress	9,286	5,714

Total	260,762	236,565
Less: accumulated depreciation and amortization	(139,209)	(118,163)
	$121,553	$118,402

Depreciation and amortization expense related to property and equipment was $26.2 million, $25.6 million and $26.2 million for the fifty-two weeks ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. For the fifty-two weeks ended December 29, 2012, December 31, 2011, and January 1, 2011, $0.3 million, $0.2 million and $0.2 million of interest was capitalized, respectively.

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,971	$-	$-	$1,971

Total Assets	$1,971	$-	$-	$1,971

Liabilities
Interest rate swap agreements	$-	$1,757	$-	$1,757

Total Liabilities	$-	$1,757	$-	$1,757

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
	Level 1	Level 2	Level 3		Total
Assets
Marketable securities	$1,670	$-		$-	$1,670

Total Assets	$1,670	$-		$-	$1,670

Liabilities
Interest rate swap agreements	$-	$9,409	$		$9,409

Total Liabilities	$-	$9,409		$-	$9,409

The Company holds marketable securities in Yankee Candle’s deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on observable market prices. The Company uses an income approach to value the asset and liability for its interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the one month LIBOR curve and the creditworthiness of the Company and its counterparties.

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. The following table represents the carrying value and fair value of Yankee Candle’s senior notes, senior subordinated notes and Term Loan Facility and YCC Holdings’ Senior PIK Notes as of December 29, 2012 and December 31, 2011 (in thousands):

	December 29, 2012
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $6,201	$648,174	$661,573
Senior notes due 2015	$10,000	$10,025
Senior subordinated notes due 2017	$188,000	$195,285
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $4,334	$310,666	$324,450

	December 31, 2011
Holding Corp.:	Carrying Value	Fair Value
Senior secured term loan facility	$388,125	$381,605
Senior notes due 2015	$325,000	$327,031
Senior subordinated notes due 2017	$188,000	$182,125
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $5,424	$309,576	$274,444

 8.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 29, 2012, the carrying amount of goodwill totaled $643.6 million, of which $286.3 million was allocated to retail and $357.3 million was allocated to wholesale. There is no goodwill associated with our international reporting unit. There were no changes in the carrying amount of goodwill during the fifty-two weeks ended December 29, 2012 and December 31, 2011. As of December 29, 2012, there were accumulated impairment losses of $375.4 million, with $68.2 million attributable to retail and $307.2 million attributable to wholesale.

The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test.

Annual Impairment Testing

The Company performs its annual goodwill and indefinite lived intangible assets impairment testing at the reporting unit level. For the impairment testing as of November 3, 2012, and November 5, 2011, the Company had three reporting units: retail, wholesale and international.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 3, 2012, and November 5, 2011. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. The Company believes this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units.

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

The Company completed its annual impairment testing of goodwill and indefinite lived intangible assets as of November 3, 2012, and November 5, 2011 and determined that the fair value of each reporting unit exceeded its carrying value.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 29, 2012
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,788	(63,663)	125
Favorable lease agreements	5	2,330	(2,122)	208
Other	3	36	(36)	-

Total finite-lived intangible assets		66,154	(65,821)	333

Total intangible assets		$333,854	$(65,821)	$268,033

December 31, 2011
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,650	(62,324)	1,326
Favorable lease agreements	5	2,330	(1,952)	378
Other	3	36	(35)	1

Total finite-lived intangible assets		66,016	(64,311)	1,705

Total intangible assets		$333,716	$(64,311)	$269,405

Total amortization expense from finite-lived intangible assets was $1.5 million, $12.3 million and $12.4 million for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at December 29, 2012 is expected to be as follows (in thousands):

2013	$268
2014	61
2015	4

Total	$333

9.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several domestic and foreign financial institutions. At December 29, 2012 accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand, and by equivalent regulatory agencies in foreign countries. Uninsured balances aggregated to $5.4 million and $3.5 million at December 29, 2012 and December 31, 2011, respectively.

The Company extends credit to its wholesale customers. No single customer accounted for more than 10% of total sales for any period presented herein.

 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance under ASC Topic 815 "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments. Specifically, the guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those instruments at fair value. Additionally, the fair value adjustments affect either stockholder’s equity or member’s deficit as accumulated other comprehensive loss ("OCI") or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

Yankee Candle uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Loan Facility. This is achieved through converting a portion of the floating rate Term Loan Facility to a fixed rate by entering into pay-fixed interest rate swaps.

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

During the second and third quarters of 2009, Yankee Candle entered into interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of these swaps was March 31, 2011. The aggregate notional value amortizes over the life of the swaps. As of December 29, 2012, the aggregate notional value of the swaps was $219.8 million resulting in a blended fixed rate of 3.49%. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). These swap agreements terminate in March 2013.

The fair values of the Company's derivative instruments as of December 29, 2012 and December 31, 2011, were as follows (in thousands):

	Fair Value of Derivative Instruments
	Liability Derivatives
	Balance Sheet Location	December 29,	December 31,
		2012	2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$1,757	$9,409

Total Derivative Liabilities		$1,757	$9,409

The effect of derivative instruments on the consolidated statements of operations for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011, was as follows (in thousands):

		Amount of Realized (Gain) Recognized on Derivatives	Amount of Realized (Gain) Recognized on Derivatives	Amount of Realized Loss Recognized on Derivatives
	Location of Realized (Gain) Loss Recognized on Derivatives	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(7,652)	$(6,403)	$9,166

Total		$(7,652)	$(6,403)	$9,166

		Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
	Location of loss Reclassified from Accumulated OCI into Income (Effective Portion)	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Cash Flow Hedges
Interest rate swap agreements	Other expense	$-	$1,169	$8,623

Total		$-	$1,169	$8,623

11. INCOME TAXES

The provision for income tax expense consists of the following (in thousands):

YCC Holdings	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Federal:
Current	$8,194	$7,313	$17,434
Deferred	10,207	9,910	3,554
Total federal	18,401	17,223	20,988
State:
Current	1,916	1,671	2,122
Deferred	1,141	607	285
Total state	3,057	2,278	2,407
Foreign:
Current	280	735	201
Deferred	158	(196)	92
Total foreign	438	539	293
Total income tax provision	$21,896	$20,040	$23,688

Holding Corp.	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Federal:
Current	$19,376	$17,364	$17,434
Deferred	10,207	9,910	3,554
Total federal	29,583	27,274	20,988
State:
Current	2,371	2,077	2,122
Deferred	1,141	607	285
Total state	3,512	2,684	2,407
Foreign:
Current	280	735	201
Deferred	158	(196)	92
Total foreign	438	539	293
Total income tax provision	$33,533	$30,497	$23,688

In connection with the recapitalization of the Company in 1998, an election was made for federal and state income tax purposes to value the assets and liabilities of the Company at fair value. As a result of such election, there is a difference between the financial reporting and tax bases of the Company's assets and liabilities. This difference was accounted for by recording a deferred tax asset of approximately $175.7 million with a corresponding credit to additional paid-in capital. The deferred tax asset is being realized as these differences, including tax goodwill, are deducted, principally over a period of 15 years. In the opinion of management, the Company will have sufficient profits in the future to realize the remaining unrecognized deferred tax asset.

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) were as follows (in thousands):

	December 29, 2012		December 31, 2011

YCC Holdings and Holding Corp.	Current	Non-current	Current	Non-current

Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$-	$2,729	$-	$14,554
Interest rate swaps	689	-	3,688	-
Foreign net operating loss carryforwards	-	724	-	685
Deferred compensation arrangements	825	-	725	-
Other	5,300	3,684	4,311	2,882
Valuation allowance	-	(447)	-	-
Deferred tax liabilities:
Fixed assets	-	(17,272)	-	(19,094)
Intangible assets	-	(106,553)	-	(106,150)
	$6,814	$(117,135)	$8,724	$(107,123)

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consisted of the following:

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011

YCC Holdings
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.8	4.2	3.3
Combined federal and state statutory income tax rates	38.8	39.2	38.3
Domestic production activities deduction	(1.2)	(1.4)	(2.7)
Non-deductible stock compensation expense	0.5	0.5	0.5
Other, including change in valulation allowance	1.7	(1.1)	(0.2)
	39.8%	37.2%	35.9%

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011

Holding Corp.
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	2.9	3.1	3.3
Combined federal and state statutory income tax rates	37.9	38.1	38.3
Domestic production activities deduction	(1.9)	(2.0)	(2.7)
Non-deductible stock compensation expense	0.3	0.3	0.5
Other, including change in valulation allowance	1.0	(0.6)	(0.2)
	37.3%	35.8%	35.9%

The Company asserts that any earnings of its foreign subsidiaries are indefinitely reinvested. Consideration has been given to the Company’s U.S. and foreign financial requirements, short-term and long-term operational and fiscal objectives, and tax consequences associated with the repatriation of earnings. Accordingly, the Company does not accrue the tax cost (nor recognize any potential tax benefit) of repatriating the earnings from its foreign subsidiaries until there is a plan and intention to actually repatriate such earnings. As of December 29, 2012, there are unremitted foreign earnings of $2.4 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, the United Kingdom, Germany, Canada and Italy. The Company's earliest open U.S. federal tax year, United Kingdom tax year and German tax year is 2009, 2010 and 2009, respectively. The Company’s earliest open Canadian and Italian tax years are 2011 and 2012, respectively.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes.

As of December 29, 2012, the Company had uncertain tax positions of $3.5 million and accrued interest and penalties of $0.3 million. As of December 29, 2012, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.5 million.
As of December 31, 2011, the Company had uncertain tax positions of $2.1 million and accrued interest and penalties of $33 thousand. As of December 31, 2011, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.1 million.

 A reconciliation of the beginning and ending amount of the uncertain tax positions was as follows (in thousands):

YCC Holdings and Holding Corp.	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Balance—beginning of year	$2,096	$806	$2,147
Increases related to prior periods	-	137	106
Increases related to current period	1,642	1,428	344
Decreases due to settlements with authorities	(23)	-	(1,691)
Decreases due to lapse of statutes	(187)	(275)	(100)
Balance—end of year	$3,528	$2,096	$806

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

The employer matching contributions amounted to $0.7 million for each of the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011. In addition, under the Plan the Company made discretionary matching contributions, which were determined annually based on a percentage of the employee's pretax contributions, of $0.7 million for both the fifty-two weeks December 29, 2012 and December 31, 2011, and $0.6 million during the fifty-two weeks ended January 1, 2011. Matching contributions were subject to a cap based on a percentage of the employee's eligible compensation, as defined in the Plan.

13. EXECUTIVE DEFERRED COMPENSATION PLAN

The Company has an executive deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees' compensation up to a maximum of $20 thousand per employee per year.

For the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011 employer contributions totaled $0.1 million, $0.2 million and $0.1 million, respectively. Benefits paid to retired or terminated employees for the fifty-two weeks ended December 29, 2012 and January 1, 2011 totaled $0.4 million and $0.3 million, respectively. There were no benefits paid to retired or terminated employees for the fifty-two weeks ended December 31, 2011.

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases most store locations, its corporate office building, a distribution facility, equipment and vehicles. The operating leases, which expire in various years through 2024, contain renewal options ranging from six months to five years and provide for base rentals plus contingent rentals, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several leases contain rent escalation clauses, capital improvement funding or other lease concessions which are accounted for on a straight-line basis as a reduction of rent expense over the applicable lease term as accounted for under ASC Topic 840 "Leases."

 The aggregate annual future minimum lease commitments under operating leases as of December 29, 2012 are as follows (in thousands):

Operating
Leases
2013	$38,921
2014	34,218
2015	30,742
2016	25,224
2017	21,841
Thereafter	73,477
Total minimum lease payments	$224,423

Rent expense, including contingent rentals, for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011 was $42.7 million, $40.1 million and $39.5 million, respectively. Included in rent expense were contingent rental payments of approximately $0.4 million, $0.5 million and $0.5 million for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Contingent rental payments are based primarily on sales at respective retail locations.

Contingencies

The Company is engaged in various claims and litigation relating to matters incidental to the Company’s business, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

15. CAPITAL LEASES

During the fifty-two weeks ended December 29, 2012 and December 31, 2011, the Company entered into various capital leases for computer and warehouse equipment, and vehicles. As of December 29, 2012 and December 31, 2011, the recorded value of the leased property under capital leases was $5.4 million and $3.4 million, respectively, and is included in property and equipment in the consolidated balance sheet. Accumulated amortization on the property under capital lease was $2.8 million and $1.4 million as of December 29, 2012 and December 31, 2011. The related amortization is included in general and administrative expense.

Future minimum lease payments under the capital lease obligations as of December 29, 2012 are as follows (in thousands):

2013	$1,872
2014	1,701
2015	1,016
2016	777
2017	126
Lessee guarantee of residual value at the end of lease term	354
Total minimum lease payments	5,846
Less amounts representing interest	(418)
Total	$5,428

16. RELATED PARTY TRANSACTIONS

Upon closing of the Merger, the Company entered into a management services contract with an affiliate of Madison Dearborn Partners (“MDP”) pursuant to which MDP provides the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1.5 million per year, payable in equal quarterly installments, and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. For each of the fifty-two weeks ended December 29, 2012, December 31, 2011, and January 1, 2011, the Company recorded $1.5 million associated with the annual management fee. Under this management services agreement, the Company also agreed to provide customary indemnification.

 17. DISCONTINUED OPERATIONS

During 2009, the Board of Directors of Yankee Holding Corp. (the "Board of Directors") approved the decisions to discontinue the Company's Aroma Naturals division, and to discontinue the Illuminations division. Accordingly, the Company has classified the results of the Aroma Naturals division and the Illuminations division as discontinued operations on the consolidated statement of operations for all periods presented.

18. RESTRUCTURING CHARGES

During the first quarter of 2012, the Company restructured its Wholesale and Retail operations.  The Company also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes.  As a result of these changes the Company incurred restructuring charges of $0.7 million during 2012 for employee related severance costs. During the second quarter of 2012, the Company’s wholly-owned subsidiary YCE, relocated its corporate headquarters and distribution center in England.  As a result of these changes the Company incurred restructuring charges of $1.1 million during 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.

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

The Company made payments of $1.1 million, $0.2 million and $2.7 million during 2012, 2011 and 2010, respectively related to these plans. As of December 29, 2012, the balance of $1.5 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.1 million as a result of the first quarter of 2012 organization changes detailed above, (ii) continuing operations occupancy related expenses of $0.7 million related to YCE exiting the old facility prior to the termination of the lease agreement and (iii) discontinued operations of $0.7 million primarily related to lease agreements for one Illuminations retail store and a lease related the former Illuminations corporate headquarters in Petaluma, California. The lease at the old YCE facility expires in May of 2014, the lease for the Illuminations retail store expires in January 2017 and the lease for the property in Petaluma California expires in March 2013. These leases will continue to be paid through their lease termination dates unless the Company is able to structure buyout agreements with the landlords or find replacement tenants.

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

The following were the relevant data for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011 (in thousands):

YCC Holdings
Fifty-Two Weeks Ended December 29, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Consolidated Statement of Operations
Sales	$490,244	$238,253	$115,689	$-	$844,186
Gross profit	320,532	113,291	47,960	(1,436)	480,347
Selling expenses	192,912	12,757	29,423	2,943	238,035
Operating income	127,620	100,534	18,537	(78,288)	168,403
Interest and other expense, net	-	-	-	(113,450)	(113,450)

Income from continuing operations before provision for income taxes					$54,953

	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Consolidated Statement of Operations
Sales	$449,176	$235,247	$101,339	$-	$785,762
Gross profit	293,058	110,073	42,816	(521)	445,426
Selling expenses	185,041	13,278	22,933	13,730	234,982
Operating income	108,017	96,795	19,883	(76,702)	147,993
Interest and other expense, net	-	-	-	(94,184)	(94,184)

Income from continuing operations before provision for income taxes					$53,809

Fifty-Two Weeks Ended January 1, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Consolidated Statement of Operations
Sales	$426,325	$232,544	$74,848	$-	$733,717
Gross profit	281,018	115,975	29,965	(344)	426,614
Selling expenses	170,028	11,984	16,361	14,207	212,580
Operating income	110,990	103,991	13,604	(77,989)	150,596
Interest and other expense, net	-	-	-	(84,620)	(84,620)

Income from continuing operations before benefit from income taxes					$65,976

Holding Corp.
Fifty-Two Weeks Ended December 29, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Consolidated Statement of Operations
Sales	$490,244	$238,253	$115,689	$-	$844,186
Gross profit	320,532	113,291	47,960	(1,436)	480,347
Selling expenses	192,912	12,757	29,423	2,943	238,035
Operating income	127,620	100,534	18,537	(78,193)	168,498
Interest and other expense, net	-	-	-	(78,508)	(78,508)

Income from continuing operations before provision for income taxes					$89,990

Fifty-Two Weeks Ended December 31, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Consolidated Statement of Operations
Sales	$449,176	$235,247	$101,339	$-	$785,762
Gross profit	293,058	110,073	42,816	(521)	445,426
Selling expenses	185,041	13,278	22,933	13,730	234,982
Operating income	108,017	96,795	19,883	(76,260)	148,435
Interest and other expense, net	-	-	-	(63,129)	(63,129)

Income from continuing operations before provision for income taxes					$85,306

Fifty-Two Weeks Ended January 1, 2011	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Consolidated Statement of Operations
Sales	$426,325	$232,544	$74,848	$-	$733,717
Gross profit	281,018	115,975	29,965	(344)	426,614
Selling expenses	170,028	11,984	16,361	14,207	212,580
Operating income	110,990	103,991	13,604	(77,989)	150,596
Interest and other expense, net	-	-	-	(84,620)	(84,620)

Income from continuing operations before benefit from income taxes					$65,976

Sales by geographic location are based on the location of the customer. The following tables set forth sales by geographic location:

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
United States	$723,037	$681,294	$656,780
United Kingdom	89,725	69,404	52,487
Other foreign countries	31,424	35,064	24,450
	$844,186	$785,762	$733,717

Long lived assets of the Companies’ foreign operations were approximately $9.8 million and $3.9 million as of December 29, 2012 and December 31, 2011, respectively.

 20. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year
Year Ended December 29, 2012:
Allowance for doubtful accounts	$2,166	$1,657	$(2,894)	$929
Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,001	$290	$(125)	$2,166
Year Ended January 1, 2011:
Allowance for doubtful accounts	$1,882	$387	$(268)	$2,001

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$32,678	$2,122	$5,179	$-	$39,979
Accounts receivable, net	-	32,767	48	30,757	-	63,572
Inventory	-	61,566	95	16,308	-	77,969
Prepaid expenses and other current assets	-	3,714	47	1,121	-	4,882
Deferred tax assets	-	6,518	33	263	-	6,814

TOTAL CURRENT ASSETS	-	137,243	2,345	53,628	-	193,216

PROPERTY AND EQUIPMENT, NET	-	111,604	135	9,814	-	121,553
MARKETABLE SECURITIES	-	1,971	-	-	-	1,971
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS	-	267,966	-	67	-	268,033
DEFERRED FINANCING COSTS	-	12,799	-	-	-	12,799
OTHER ASSETS	-	349	-	6	-	355
INTERCOMPANY RECEIVABLES	-	42,822	-	-	(42,822)	-
INVESTMENT IN SUBSIDIARIES	154,130	4,730	-	-	(158,860)	-

TOTAL ASSETS	$154,130	$1,223,054	$2,480	$63,515	$(201,682)	$1,241,497

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$20,787	$34	$4,488	$-	$25,309
Accrued payroll	-	12,824	26	830	-	13,680
Accrued interest	-	10,614	-	-	-	10,614
Accrued income taxes	-	6,457	-	653	-	7,110
Accrued purchases of property and equipment	-	3,434	-	-	-	3,434
Current portion of capital leases	-	1,222	-	439	-	1,661
Other accrued liabilities	-	29,470	2,233	7,983	-	39,686

TOTAL CURRENT LIABILITIES	-	84,808	2,293	14,393	-	101,494

DEFERRED TAX LIABILITIES	-	117,135	-	-	-	117,135
LONG-TERM DEBT, NET OF CURRENT PORTION	-	846,174	-	-	-	846,174
DEFERRED RENT	-	12,748	-	138	-	12,886
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,148	-	1,619	-	3,767
OTHER LONG-TERM LIABILITIES	-	5,911	-	-	-	5,911
INTERCOMPANY PAYABLES	-	-	92	42,730	(42,822)	-
STOCKHOLDER'S EQUITY	154,130	154,130	95	4,635	(158,860)	154,130

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$154,130	$1,223,054	$2,480	$63,515	$(201,682)	$1,241,497

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended December 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$786,857	$2,684	$115,308	$(60,663)	$844,186
Cost of sales	-	329,678	812	92,998	(59,649)	363,839

Gross profit	-	457,179	1,872	22,310	(1,014)	480,347
Selling expenses	-	205,291	2,082	30,902	(240)	238,035
General and administrative expenses	-	71,783	-	144	162	72,089
Restructuring charges	-	655	-	1,070	-	1,725

Operating income (loss)	-	179,450	(210)	(9,806)	(936)	168,498

Interest expense	-	71,850	-	97	-	71,947
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Other expense (income)	-	3,160	-	(9,975)	-	(6,815)

Income (loss) from continuing operations before provision for (benefit from) income taxes	-	91,064	(210)	72	(936)	89,990

Provision for (benefit from) income taxes	-	33,607	(77)	350	(347)	33,533

Income (loss) from continuing operations	-	57,457	(133)	(278)	(589)	56,457

Loss from discontinued operations, net of income taxes	-	(134)	-	-	-	(134)
Income (loss) before equity in (earnings) losses of subsidiaries, net of income tax	-	57,323	(133)	(278)	(589)	56,323

Equity in (earnings) losses of subsidiaires, net of income tax	(56,323)	411	-	-	55,912	-

Net income (loss)	$56,323	$56,912	$(133)	$(278)	$(56,501)	$56,323

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended December 31, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$-	$732,421	$2,787	$100,091	$(49,537)	$785,762
Cost of sales	-	309,396	851	79,456	(49,367)	340,336

Gross profit	-	423,025	1,936	20,635	(170)	445,426
Selling expenses	-	209,531	2,255	23,436	(240)	234,982
General and administrative expenses	-	61,852	-	-	157	62,009

Operating income (loss)	-	151,642	(319)	(2,801)	(87)	148,435

Interest expense	-	70,543	-	-	-	70,543
Other income	-	(2,561)	-	(4,853)	-	(7,414)

Income (loss) before provision for (benefit from) income taxes	-	83,660	(319)	2,052	(87)	85,306

Provision for (benefit from) income taxes	-	30,131	(115)	512	(31)	30,497

Income (loss) from continuing operations	-	53,529	(204)	1,540	(56)	54,809

Loss from discontinued operations, net of income taxes	-	(262)	-	-	-	(262)
Income (loss) before equity in (earnings) losses of subsidiaries, net of income tax	-	53,267	(204)	1,540	(56)	54,547

Equity in (earnings) losses of subsidiaires, net of income tax	(54,547)	(1,336)	-	-	55,883	-

Net income (loss)	$54,547	$54,603	$(204)	$1,540	$(55,939)	$54,547

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended January 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$-	$702,280	$2,856	$72,432	$(43,851)	$733,717
Cost of sales	-	286,485	832	60,988	(41,202)	307,103

Gross profit	-	415,795	2,024	11,444	(2,649)	426,614
Selling expenses	-	194,571	2,165	16,084	(240)	212,580
General and administrative expenses	-	62,433	-	-	176	62,609
Restructuring charges	-	829	-	-	-	829

Operating income (loss)	-	157,962	(141)	(4,640)	(2,585)	150,596

Interest expense	-	75,648	-	-	-	75,648
Other expense (income)	-	14,609	3	(5,640)	-	8,972

Income (loss) before provision for (benefit from) income taxes	-	67,705	(144)	1,000	(2,585)	65,976

Provision for (benefit from) income taxes	-	24,388	(52)	280	(928)	23,688

Income (loss) from continuing operations	-	43,317	(92)	720	(1,657)	42,288

Loss from discontinued operations, net of income taxes	-	(379)	-	-	-	(379)
Income (loss) before equity in (earnings) losses of subsidiaries, net of income tax	-	42,938	(92)	720	(1,657)	41,909

Equity in (earnings) losses of subsidiaires, net of income tax	(41,909)	(628)	-	-	42,537	-

Net income (loss)	$41,909	$43,566	$(92)	$720	$(44,194)	$41,909

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Fifty-Two Weeks December 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$56,323	$56,912	$(133)	$(278)	$(56,501)	$56,323
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	1,482	-	1,482
Other comprehensive income, net of tax	-	-	-	1,482	-	1,482
Equity in other comprehensive income of subsidiaries, net of tax	1,482	-	-	-	(1,482)	-

Comprehensive income (loss)	$57,805	$56,912	$(133)	$1,204	$(57,983)	$57,805

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Fifty-Two Weeks December 31, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$54,547	$54,603	$(204)	$1,540	$(55,939)	$54,547
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(535)	-	(535)
Unrealized gain on interest rate swaps	-	712	-	-	-	712
Other comprehensive income (loss), net of tax	-	712	-	(535)	-	177
Equity in other comprehensive income of subsidiaries, net of tax	177	-	-	-	(177)	-

Comprehensive income (loss)	$54,724	$55,315	$(204)	$1,005	$(56,116)	$54,724

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Fifty-Two Weeks January 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net income (loss)	$41,909	$43,566	$(92)	$720	$(44,194)	$41,909
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(462)	-	(462)
Unrealized gain on interest rate swaps	-	5,249	-	-	-	5,249
Other comprehensive income (loss), net of tax	-	5,249	-	(462)	-	4,787
Equity in other comprehensive income of subsidiaries, net of tax	4,787	-	-	-	(4,787)	-

Comprehensive income (loss)	$46,696	$48,815	$(92)	$258	$(48,981)	$46,696

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks December 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$56,323	$56,912	$(133)	$(278)	$(56,501)	$56,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on derivative contracts	-	(7,652)	-	-	-	(7,652)
Depreciation and amortization	-	30,298	25	1,575	-	31,898
Unrealized gain on marketable securities	-	(171)	-	-	-	(171)
Equity-based compensation expense	-	753	-	-	-	753
Deferred taxes	-	11,663	7	(164)	-	11,506
Loss on extinguishment of debt	-	13,376	-	-	-	13,376
Loss on disposal and impairment of property and equipment	-	380	-	2	-	382
Restructuring charges	-	-	-	1,070	-	1,070
Equity in (earnings) losses of subsidiaries	(56,323)	411	-	(589)	56,501	-
Changes in assets and liabilities:
Accounts receivable	-	1,874	31	(7,474)	-	(5,569)
Inventory	-	2,145	(1)	(3,840)	-	(1,696)
Prepaid expenses and other assets	-	(152)	22	(275)	-	(405)
Accounts payable	-	2,528	(70)	1,606	-	4,064
Income taxes	-	13,043	-	111	-	13,154
Accrued expenses and other liabilities	-	3,714	378	4,169	-	8,261

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	129,122	259	(4,087)	-	125,294
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	-	(20,191)	(89)	(5,236)	-	(25,516)
Intercompany payables/receivables	-	(11,621)	-	-	11,621	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(31,812)	(89)	(5,236)	11,621	(25,516)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000	-	-	-	15,000
Borrowings under Senior Secured Asset-Based Credit Facility	-	81,000	-	-	-	81,000
Borrowings under Term Loan Facility		717,750	-	-	-	717,750
Repayments under Senior Secured Credit Facility	-	(718,125)	-	-	-	(718,125)
Payments of call premiums and fees for extinguishment of debt		(6,763)	-	-	-	(6,763)
Repayments under Term Loan Facility	-	(70,625)	-	-	-	(70,625)
Repayments under Senior Secured Asset-Based Credit Facility	-	(81,000)	-	-	-	(81,000)
Financing costs	-	(11,579)	-	-	-	(11,579)
Dividend to YCC Holdings LLC	-	(32,389)	-	-	-	(32,389)
Proceeds from issuance of common stock	-	36	-	-	-	36
Repurchase of common stock	-	(2,623)	-	-	-	(2,623)
Principal payments on capital lease obligations	-	(1,091)	-	(361)	-	(1,452)
Intercompany payables/receivables	-	-	122	11,499	(11,621)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(110,409)	122	11,138	(11,621)	(110,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	138	-	138

NET (DECREASE) INCREASE IN CASH	-	(13,099)	292	1,953	-	(10,854)

CASH, BEGINNING OF YEAR	-	45,777	1,830	3,226	-	50,833

CASH, END OF YEAR	$-	$32,678	$2,122	$5,179	$-	$39,979

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended January 1, 2011
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$41,909	$43,566	$(92)	$720	$(44,194)	$41,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on derivative contracts	-	9,166	-	-	-	9,166
Depreciation and amortization	-	42,403	16	559	-	42,978
Unrealized gain on marketable securities	-	(83)	-	-	-	(83)
Equity-based compensation expense	-	962	-	-	-	962
Deferred taxes	-	3,809	122	-	-	3,931
Non-cash adjustments relating to restructuring	-	10	-	-	-	10
Loss on disposal of property and equipment	-	213	-	-	-	213
Marketable securities	-	22	-	-	-	22
Equity in earnings of subsidiaries	(41,909)	(628)	-	(1,657)	44,194	-
Changes in assets and liabilities:
Accounts receivable	-	2,342	51	(5,875)	-	(3,482)
Inventory	-	(6,049)	(8)	(2,393)	-	(8,450)
Prepaid expenses and other assets	-	(710)	67	26	-	(617)
Accounts payable	-	4,082	(42)	642	-	4,682
Income taxes	-	17,974	-	201	-	18,175
Accrued expenses and other liabilities	-	428	(77)	638	-	989

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	117,507	37	(7,139)	-	110,405

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	-	(16,306)	(21)	(1,324)	-	(17,651)
Proceeds from the sale of property and equipment	-	202	-	-	-	202
Intercompany payables/receivables		(8,047)			8,047	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(24,151)	(21)	(1,324)	8,047	(17,449)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	76,000	-	-	-	76,000
Repayments under Senior Secured Credit Facility	-	(164,000)	-	-	-	(164,000)
Proceeds from issuance of common stock	-	40	-	-	-	40
Repurchase of common stock	-	(933)	-	-	-	(933)
Principal payments on capital lease obligations	-	(349)	-	-	-	(349)
Intercompany payables/receivables	-	-	(299)	8,346	(8,047)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(89,242)	(299)	8,346	(8,047)	(89,242)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	(96)	-	(96)

NET INCREASE (DECREASE) IN CASH	-	4,114	(283)	(213)	-	3,618

CASH, BEGINNING OF YEAR	-	4,588	2,151	2,356	-	9,095

CASH, END OF YEAR	$-	$8,702	$1,868	$2,143	$-	$12,713

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

YCC Holdings
	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Ended	Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
Sales	$155,067	$145,327	$201,661	$342,131
Cost of sales	71,277	63,906	92,305	136,351
Gross profit	83,790	81,421	109,356	205,780
Selling expenses	55,482	53,231	56,643	72,679
General and administrative expenses	16,946	17,951	16,875	20,412
Restructuring charges	655	1,070	-	-
Income from operations	10,707	9,169	35,838	112,689
Interest expense	25,945	27,320	27,010	26,614
Loss on extinguishment of debt	-	13,376	-	-
Other income	(1,092)	(1,735)	(2,097)	(1,891)
(Loss) income before (benefit from) provision for income taxes	(14,146)	(29,792)	10,925	87,966
(Benefit from) provision for income taxes	(5,217)	(11,105)	4,226	33,992
(Loss) income from continuing operations	(8,929)	(18,687)	6,699	53,974
Loss from discontinued operations, net of income taxes	(43)	(31)	(31)	(29)
Net (loss) income	$(8,972)	$(18,718)	$6,668	$53,945

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended December 31, 2011
Sales	$144,114	$129,913	$195,109	$316,627
Cost of sales	64,863	58,291	87,958	129,225
Gross profit	79,251	71,622	107,151	187,402
Selling expenses	53,059	52,130	57,865	71,927
General and administrative expenses	18,794	14,029	15,486	14,143
Income from operations	7,398	5,463	33,800	101,332
Interest expense	22,745	26,308	26,665	25,879
Other income	(1,875)	(1,085)	(2,372)	(2,082)
(Loss) income before (benefit from) provision for income taxes	(13,472)	(19,760)	9,507	77,535
(Benefit from) provision for income taxes	(4,999)	(7,196)	3,090	29,145
(Loss) income from continuing operations	(8,473)	(12,564)	6,417	48,390
Loss from discontinued operations, net of income taxes	(54)	(132)	(42)	(35)
Net (loss) income	$(8,527)	$(12,696)	$6,375	$48,355

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended January 1, 2011
Sales	$140,975	$125,368	$175,750	$291,624
Cost of sales	62,312	55,687	74,103	115,001
Gross profit	78,663	69,681	101,647	176,623
Selling expenses	49,568	48,258	51,842	62,912
General and administrative expenses	16,679	13,952	15,676	16,302
Restructuring charges	800	29	-	-
Income from operations	11,616	7,442	34,129	97,409
Interest expense	19,807	18,462	20,525	16,854
Other expense (income)	4,732	4,751	484	(995)
(Loss) income before (benefit from) provision for income taxes	(12,923)	(15,771)	13,120	81,550
(Benefit from) provision for income taxes	(4,676)	(5,621)	4,247	29,738
(Loss) income from continuing operations	(8,247)	(10,150)	8,873	51,812
Loss from discontinued operations, net of income taxes	(255)	(38)	(49)	(37)
Net (loss) income	$(8,502)	$(10,188)	$8,824	$51,775

Holding Corp.
	Thirteen Weeks Ended March 31, 2012	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended September 29, 2012	Thirteen Weeks Ended December 29, 2012
Sales	$155,067	$145,327	$201,661	$342,131
Cost of sales	71,277	63,906	92,305	136,351
Gross profit	83,790	81,421	109,356	205,780
Selling expenses	55,482	53,231	56,643	72,679
General and administrative expenses	16,902	17,951	16,862	20,374
Restructuring charges	655	1,070	-	-
Income from operations	10,751	9,169	35,851	112,727
Interest expense	17,234	18,553	18,266	17,894
Loss on extinguishment of debt	-	13,376	-	-
Other income	(1,092)	(1,735)	(2,097)	(1,891)
(Loss) income before (benefit from) provision for income taxes	(5,391)	(21,025)	19,682	96,724
(Benefit from) provision for income taxes	(1,921)	(7,515)	7,389	35,580
(Loss) income from continuing operations	(3,470)	(13,510)	12,293	61,144
Loss from discontinued operations, net of income taxes	(43)	(31)	(31)	(29)
Net (loss) income	$(3,513)	$(13,541)	$12,262	$61,115

	Thirteen Weeks Ended April 2, 2011	Thirteen Weeks Ended July 2, 2011	Thirteen Weeks Ended October 1, 2011	Thirteen Weeks Ended December 31, 2011
Sales	$144,114	$129,913	$195,109	$316,627
Cost of sales	64,863	58,291	87,958	129,225
Gross profit	79,251	71,622	107,151	187,402
Selling expenses	53,059	52,130	57,865	71,927
General and administrative expenses	18,594	14,024	15,273	14,118
Income from operations	7,598	5,468	34,013	101,357
Interest expense	17,679	17,777	17,847	17,240
Other income	(1,875)	(1,085)	(2,372)	(2,082)
(Loss) income before (benefit from) provision for income taxes	(8,206)	(11,224)	18,538	86,199
(Benefit from) provision for income taxes	(2,912)	(3,980)	6,044	31,345
(Loss) income from continuing operations	(5,294)	(7,244)	12,494	54,854
Loss from discontinued operations, net of income taxes	(54)	(132)	(42)	(35)
Net (loss) income	$(5,348)	$(7,376)	$12,452	$54,819

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended January 1, 2011
Sales	$140,975	$125,368	$175,750	$291,624
Cost of sales	62,312	55,687	74,103	115,001
Gross profit	78,663	69,681	101,647	176,623
Selling expenses	49,568	48,258	51,842	62,912
General and administrative expenses	16,679	13,952	15,676	16,302
Restructuring charges	800	29	-	-
Income from operations	11,616	7,442	34,129	97,409
Interest expense	19,807	18,462	20,525	16,854
Other expense (income)	4,732	4,751	484	(995)
(Loss) income before (benefit from) provision for income taxes	(12,923)	(15,771)	13,120	81,550
(Benefit from) provision for income taxes	(4,676)	(5,621)	4,247	29,738
(Loss) income from continuing operations	(8,247)	(10,150)	8,873	51,812
Loss from discontinued operations, net of income taxes	(255)	(38)	(49)	(37)
Net (loss) income	$(8,502)	$(10,188)	$8,824	$51,775

23. SUBSEQUENT EVENT

During the first quarter of 2013, Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of its Senior Notes due 2015 at par.  Because all of the Senior Notes have been redeemed, the obligations of Yankee Candle and the guarantors under the related indenture have been discharged.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Disclosure Controls and Procedures for YCC Holdings LLC

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Disclosure Controls and Procedures for Yankee Holding Corp.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)  is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2. Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

YCC Holdings LLC

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of YCC Holdings LLC's internal control over financial reporting as of December 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 29, 2012 YCC Holdings LLC's internal control over financial reporting is effective based on the above criteria.

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

Yankee Holding Corp.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Yankee Holding Corp.'s internal control over financial reporting as of December 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 29, 2012 Yankee Holding Corp.'s internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, has issued an audit report on the effectiveness of Yankee Holding Corp.'s internal control over financial reporting. This report appears below.

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

(b) Attestation Report of Independent Auditor for Yankee Holding Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Yankee Holding Corp.
South Deerfield, Massachusetts

We have audited the internal control over financial reporting of Yankee Holding Corp. and subsidiaries (the "Company") as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting for Yankee Holding Corp. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2012 of Yankee Holding Corp. and our report dated March 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 29, 2013

(c) Changes in Internal Control over Financial Reporting

YCC Holdings LLC
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Yankee Holding Corp.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of March 1, 2013:

Name	Age	Position
Craig W. Rydin	61	Chairman of the Board of Directors

Harlan M. Kent	50	President and Chief Executive Officer, Director

Lisa K. McCarthy	33	Senior Vice President, Finance and Chief Financial Officer

Martha S. LaCroix	47	Executive Vice President, Chief Human Resources Officer

James A. Perley	50	Executive Vice President, Chief Administrative Officer

Howard Barron	52	Vice President, Chief Information Officer

Nathel John Fontana, III	54	President, International

Hope Margala Klein	46	Executive Vice President , Brand, Innovation and Merchandising

Deborah Norris	44	Senior Vice President, Business Analytics and Fundraising

Alexander Winiecki	64	Senior Vice President, Retail

Michael Thorne	48	President, Wholesale

Arthur F. Rubeck	48	Senior Vice President, Supply Chain

Brad H. Wolansky	48	President, Consumer Direct, Chief Marketing Officer

Frank P. Bifulco, Jr.	63	Director

Richard H. Copans	36	Director

Robin P. Selati	46	Director

Terry Burman	67	Director

Thomas T. Macejko, Jr.	38	Director

Trudy Sullivan	63	Director

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

LISA K. McCARTHY is Senior Vice President, Finance and Chief Financial Officer. Ms. McCarthy was promoted to her current position in April 2012 and previously served as the Company's Vice President, Finance and Controller. Ms. McCarthy joined Yankee Candle in 2004 and has subsequently held several Finance positions of increasing responsibility until being promoted to her current position in 2012. Prior to joining Yankee Candle, she served as Audit Senior Accountant with Deloitte & Touche LLP, where she worked from 2001 to 2004.

MARTHA S. LACROIX is the Executive Vice President, Chief Human Resources Officer. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in Yankee Candle’s Human Resources Department. Ms. LaCroix was appointed to her current position in October 2009.

JAMES A. PERLEY is the Executive Vice President, Chief Administrative Officer of Yankee Candle.  Prior to his promotion to his current position in April 2012, Mr. Perley served as the Company's Executive Vice President, General Counsel. From April 2006 to December 2010, Mr. Perley also served as President, International Division. Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999. From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, now Wilmer Hale LLP, where he served as an Associate from 1987 to 1992 and as a Junior Partner from 1992 to 1997.

HOWARD BARRON is the Vice President, Chief Information Officer. Mr. Barron joined Yankee Candle in 2003 and has held several positions of increasing responsibility, including serving as Vice President of Corporate Inventory Planning & Control from 2005 until his promotion to his current position in 2011.

NATHEL JOHN FONTANA, III is the President, International Division.  Prior to joining Yankee Candle in January 2011, Mr. Fontana served as Chief Executive Officer of Smith Mountain Industries (Virginia Candle Company), from April 2009 to May 2010.  Prior to that, Mr. Fontana was associated with Allied Capital, first serving as Managing Director, International & Portfolio Development from 2004 to February 2007 and then as Chief Executive Officer for Hot Stuff Foods, an Allied Capital portfolio company. He has also held senior positions at Electrolux, LLC, Frito Lay and Deloitte & Touche, LLP.

HOPE MARAGALA KLEIN is the Executive Vice President, Brand, Innovation and Merchandising.  Ms. Margala Klein rejoined Yankee Candle in 2009 as Vice President, Wholesale Marketing and Merchandising and was promoted to her current position in January 2011.  She had previously served with Yankee Candle as its General Merchandising Manager, Retail from 2005 to 2006.  Prior to rejoining Yankee in 2009, Ms. Margala Klein held several senior leadership positions with The Longaberger Company from 2006 to 2009, the most recent of which was Vice President, Chief Marketing Officer.  She also previously held various leadership positions with Limited Brands, including Vice President, Category Leader of its Bath and Body Works Division and Vice President, Group Product Director of its Victoria’s Secrets Beauty Division, and with American Eagle Outfitters.

DEBORAH NORRIS is the Senior Vice President, Business Analytics and Fundraising. Ms. Norris joined Yankee Candle in 2001 as Vice President/Group Manager, Consumer Direct, Fundraising and Outlets and Vice President, General Merchandise Manager. Ms. Norris was appointed to her current position in April 2012.

ALEXANDER WINIECKI is the Senior Vice President, Retail. Mr. Winiecki joined Yankee Candle in 2007 as Vice President Retail Operations and has since held various positions of increasing responsibility. Mr. Winiecki was appointed to his current position in April 2012. Prior to joining Yankee Candle Company, Mr. Winiecki held the position of Executive Vice-President of Store Operations at Brookstone Company, Inc. Before Brookstone, Mr. Winiecki held the positions of EVP, Décor Corporation at Claire’s Boutiques, Inc., VP at Household Merchandising and Regional Manager at Gap Inc.

MICHAEL THORNE is the President, Wholesale.  Prior to joining Yankee Candle in June 2006, Mr. Thorne was employed by Spalding Sports and the Russell Corp. from 2000 to 2006, where he most recently served as President, Russell Athletic Team and Bike Athletic Divisions.  Mr. Thorne also previously held senior sales management positions within Pentland LLC, Franklin Sporting Goods and Wilson Sporting Goods.

ARTHUR F. RUBECK is the Senior Vice President, Supply Chain. Mr. Rubeck joined Yankee Candle in 1981 and has held several operational positions of increasing responsibility, including serving as Vice President, Manufacturing from 2003 until his promotion to his current position in February 2009.

BRAD H. WOLANSKY is President, Consumer Direct and Chief Marketing Officer. Prior to joining the Company Mr. Wolansky was the Founder of Powered by TGW and served as Chief Executive Officer of The Golf Warehouse from September 2009 to February 2012.  Prior to that Mr. Wolansky held several leadership positions with The Orvis Company from 2005-2009, the most recent of which was Vice President Global E-Commerce.

FRANK P. BIFULCO, JR. has served as a director of YCC Holdings since February 2012.  Mr. Bifulco most recently served as Senior Vice President and Chief Marketing Officer of The Home Depot from 2008-2011. Before joining Home Depot, Mr. Bifulco held several senior executive positions of increasing responsibility with Hasbro, Inc. from 2003-2007, including President, Hasbro Sales North America from 2006-2007. Prior to Hasbro, Mr. Bifulco served as Senior Vice President and Chief Marketing Officer of Timberland, Inc. from 2001-2003 and Senior Vice President, Marketing, Coca-Cola North America from 1994-2000. The Board of Directors believes that Mr. Bifulco is qualified to serve as a director due to, among other things, his extensive marketing expertise in the retail and consumer goods industries, extensive executive, management, sales and brand marketing experience and strong financial and general business acumen.

RICHARD H. COPANS has served as a director of YCC Holdings since February 2007. Mr. Copans is a Director of Madison Dearborn and joined the firm in 2005. Prior to joining Madison Dearborn in 2005, Mr. Copans was an analyst with Morgan Stanley & Co., from 1998 to 2001, and Thomas H. Lee Partners from 2001 to 2003. The Board of Directors believes that Mr. Copans is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen.  Mr. Copans also serves on the board of directors of Schrader International.

ROBIN P. SELATI has served as a director of YCC Holdings since February 2007. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993.  Prior to joining Madison Dearborn in 1993, Mr. Selati was associated with Alex. Brown & Sons Incorporated in the consumer/retail investment banking group. The Board of Directors believes that Mr. Selati is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen. Mr. Selati also serves on the board of directors of Ruth’s Hospitality Group, Inc., CDW Corporation, and Things Remembered, Inc.

TERRY BURMAN has served as a director of YCC Holdings since October 2007.  Mr. Burman was the Chief Executive Officer of Signet Jewelers Limited (“Signet”) until January 29, 2011. Mr. Burman joined Signet in 1995 as the Chairman and CEO of Sterling Jewelers, Inc., a U.S. division of Signet. Before joining Signet, Mr. Burman held various senior executive positions of increasing responsibility with Barry’s Jewelers, Inc. from 1980 to 1995, including President and Chief Executive Officer from 1993 to 1995.  Prior to that, Mr. Burman was a Partner with Roberts Department Stores, a regional department store chain specializing in apparel.  Mr. Burman also served on the Board of Directors of Signet until January 29, 2011. The Board of Directors believes that Mr. Burman is qualified to serve as a director due, among other things, to his extensive executive, financial and management expertise and experience, his experience as a chief executive officer in the retail industry, his significant international management experience and particularly in the UK retail sector, and his general business and financial acumen.  Mr. Burman serves on the board of directors of Tuesday Morning Corporation.

THOMAS T. MACEJKO, JR. has served as a director of YCC Holdings since June 2011. Mr. Macejko is a Director of Madison Dearborn. Mr. Macejko also serves as a member of the Audit Committee and Compensation Committees of the Board of Directors of YCC Holdings and of the board of managers of YCC Holdings. Prior to joining Madison Dearborn in 2004, Mr. Macejko was an analyst with Deutsche Banc Alex. Brown. The Board of Directors believes Mr. Macejko is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen. Mr. Macejko also serves on the board of directors of Things Remembered, Inc.

TRUDY SULLIVAN has served as a director of YCC Holdings since September 2010. Ms. Sullivan previously served as the President and Chief Executive Officer of The Talbots, Inc., a leading specialty retail and direct marketer of women’s apparel, shoes and accessories with operations in both the United States and Canada. Ms. Sullivan joined The Talbots, Inc. as President and CEO in 2007. Before joining The Talbots, Inc., Ms. Sullivan held various senior executive positions of increasing responsibility with Liz Claiborne, Inc. from 2001 to 2007, including President from January 2006 to July 2007.  Prior to that, Ms. Sullivan held senior leadership roles with J. Crew Group, Inc. The Board of Directors believes that Ms. Sullivan is qualified to serve as a director due to, among other things, her extensive executive and management experience, financial expertise, extensive retail, wholesale and merchandising experience and her general financial and business acumen.

There are no family relationships among any of the executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor Relations page of our website at www.yankeecandle.com. Our website is not part of this Annual Report on Form 10-K. The code is reviewed annually by the Board of Directors.

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

Audit Committee

YCC Holdings is not required to have a separately-designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange. However, in April 2007 the Board of Directors established a separately-designated standing Audit Committee. The current members of the Audit Committee are Richard H. Copans (Chair), Terry Burman, Thomas T. Macejko and Craig Rydin. Messrs. Copans and Burman were appointed in 2007 and Mr. Macejko was appointed in 2011. Mr. Rydin was formally a management director, having served as Chief Executive Officer, as Executive Chairman, and formally became a member of the Audit Committee in October 2010 when he became a non-employee director. The Board of Directors has determined that each of Messrs. Copans, Burman, Macejko and Rydin is an Audit Committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Messrs. Copans and Macejko are employed by Madison Dearborn, a private equity investment firm affiliated with our controlling stockholder, and are therefore not independent.

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process.  Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States) and to issue a report on those financial statements and a report on internal controls. The Audit Committee assists the Board of Directors in its oversight of our financial statements and its internal accounting policies and procedures. The Audit Committee’s primary duties and responsibilities include (i) monitoring the integrity of YCC Holdings’ financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, (ii) monitoring the independence and performance of YCC Holdings’ independent auditor and monitoring the performance of YCC Holdings’ internal audit function, (iii) hiring and firing our independent auditor and approving any non-audit work performed for us by the independent auditor, (iv) providing an avenue of communication among the independent auditor, management and the Board, and (v) such other functions as may from time to time be delegated to it by the Board of Directors.

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

The Compensation Committee assists the Board of Directors in its oversight of our executive compensation policies and practices. The Compensation Committee’s primary responsibilities include (i) establishing total compensation for the Board of Directors, (ii) reviewing and approving total compensation for YCC Holdings’ executive officers, including oversight of all executive officer benefit plans and approve all of the goals, (iii) determining and annually reviewing total compensation for YCC Holdings’ Chief Executive Officer, including reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, (iv) overseeing YCC Holdings’ cash-based and equity-based incentive plans, (v) producing a compensation committee report on executive compensation as required by the SEC to be included in YCC Holdings’ Form 10-K or, if applicable, proxy statement and (vi) such other functions as may from time to time be delegated to it by the Board of Directors.

The Compensation Committee Report required by SEC rules is included on page 112 of this Annual Report.

Director Nomination Procedures

Pursuant to the unit holders agreement of Yankee Group, the Board of Managers of Holdings (the “Board”) shall consist of (i) four members designated by Madison Dearborn, (ii) our Chief Executive Officer, who is currently Harlan Kent, and (iii) any independent representatives designated by the Board (which today include Terry Burman, Frank Bifulco and Trudy Sullivan.) Except as otherwise determined by the Board, the composition of the board of directors or managers of each of Yankee Group’s subsidiaries shall be the same as that of the Board. In general, the Company’s obligations with respect to Board composition will terminate upon the earlier to occur of the consummation of a sale of the Company or the consummation of an initial public offering. At Madison Dearborn’s option, Madison Dearborn Board designees shall constitute a majority of any committees of the Board or the boards of directors of any subsidiary of Yankee Group.

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

The Compensation Committee of our Board of Directors (the “Compensation Committee”), which in 2012 consisted of the non-employee members of the Board of Directors (other than Mr. Bifulco), is responsible for the administration of the Company’s executive compensation program. As such, decisions with respect to our Chief Executive Officer’s compensation are made by the Compensation Committee and those relating to the compensation of our other executive officers are made by the Compensation Committee in consultation with our Chief Executive Officer.  As it has in the past, the Compensation Committee has retained and continues to work as needed with an independent compensation consultant, Towers Watson, to assist the Compensation Committee in its ongoing administration and review of the Company’s executive compensation program.  Towers Watson did not perform any other services for the Company in 2012.

Throughout this analysis, our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table below are collectively referred to as the “named executive officers.”

Explanatory Note Regarding Current Organizational Structure

Prior to February 2011, the equity interests held by Madison Dearborn and senior management, including those purchased in connection with the Merger, were ownership interests in YCC Holdings the indirect parent of the Company.  In February 2011, in connection with the issuance of $315 million of Senior PIK Notes by YCC Holdings and Yankee Finance, the equity interests in YCC Holdings were exchanged for new equity interests in its newly formed parent, Yankee Investments.  Pursuant to this exchange, holders of Class A, Class B and Class C common units in YCC Holdings exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Investments.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Investments that it previously had in YCC Holdings.

In June 2011, a new parent entity, Yankee Group, a Delaware limited liability company, was formed.  Yankee Group is the parent of Yankee Investments. The members of Yankee Group include certain funds affiliated with Madison Dearborn, as well as certain management and directors of the Company.  In connection with the formation of Yankee Group, a second exchange of equity interests occurred, whereby holders of Class A, Class B and Class C common units in Yankee Investments exchanged such units on a one for one basis for an identical interest in Class A, Class B, and Class C common units of Yankee Group.  After the exchange, each unit holder had the same ownership interest with the same rights and features in Yankee Group that it previously had in Yankee Investments.

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

In 2012 there were a total of 17 companies in the peer group. The companies comprising the peer group are:

Aeropostale, Inc.	Chico’s FAS, Inc.	Pacific Sunwear of California, Inc.
American Eagle Outfitters	Children’s Place Retail Stores, Inc.	Pier 1 Imports, Inc.
Ann Taylor Stores, Corporation	Coldwater Creek, Inc.	Tiffany & Company
Bebe Stores, Inc.	Destination Maternity Corp.	Urban Outfitters, Inc.
Carter’s	Hot Topic, Inc.	Williams-Sonoma, Inc.
Charming Shoppes, Inc.	Kenneth Cole Productions, Inc.

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

Using the market information from our peer group, together with additional market information from Towers Watson, the Compensation Committee estimates market rates of pay for base salary, total cash compensation (base salary, plus annual cash incentives) and total compensation (total cash, plus the expected value of long-term incentives). These market rates were used to create targeted salary and bonus ranges. The ranges for each component of cash compensation were developed to ensure they were competitive with the appropriate market and targeted at approximately the 50th percentile of the market (the “median”). Over time, depending upon budgetary considerations and other factors, most participants who are performing satisfactorily are intended to be provided total cash compensation generally consistent with the market median. With respect to long-term incentive awards, as a privately-held company we now seek to provide equity opportunities to our senior management that are intended to be generally consistent with the practices of other comparable privately-held companies.  Madison Dearborn and the Compensation Committee believe that management’s co-investment and other equity incentive awards in Yankee Group will provide long-term incentives to grow our overall equity value. As a result, it is currently anticipated that while additional long-term equity incentive grants (“supplemental equity awards”) beyond those awarded in 2007 in connection with the Merger (or those made or to be made (i) with respect to new management employees hired or promoted into eligible positions subsequent to the Merger, or (ii) to existing management employees in connection with a promotion or retention agreement) may be appropriate from time to time as circumstances warrant in the Compensation Committee’s discretion, such supplemental equity awards will not be made on an annual basis as was done previously by our public company Predecessor as part of its annual executive compensation award.  The Compensation Committee did, however, authorize a one-time, supplemental equity award to certain members of management in February 2012, as described below. Given the differences between public company and private company equity programs and the absence of annual long-term equity incentive grants, the Compensation Committee benchmarks against the peer group with respect to total cash compensation (base salary plus annual cash incentives) rather than total compensation (base salary, plus annual cash incentives, plus the annualized expected value of long-term incentives). As such, total compensation (including long-term equity compensation) in a given year may be lower than total compensation of our public company peer group, as those companies tend to grant equity annually.

The Program is structured to tie a significant portion of the executive’s overall compensation to the performance of the Company and/or specific business units within the Company through the use of performance-based reward elements such as annual and long-term incentives. The following elements were included in the Program in fiscal 2012:

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

In October 2009, Harlan M. Kent was appointed Chief Executive Officer.  In connection with his appointment Mr. Kent entered into an employment agreement which was approved by the Board of Directors.  The base salary of Mr. Kent in 2010 was determined pursuant to the employment agreement as described below under “—Employment Contracts.”  Mr. Kent’s performance is reviewed annually by the Compensation Committee and his base salary and compensation for 2012 was established and approved by the Compensation Committee.  The base salaries of the other executive officers were established and approved by the Compensation Committee based upon input and recommendations from the Chief Executive Officer.

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

The 2012 MIP pool target was set at $5.3 million. Our actual performance versus the pre-established performance objectives determines the actual funding of the MIP incentive pool. The actual pool may exceed the target pool, or may be less than target, or even zero, based on our actual performance during such fiscal year. In addition, the Compensation Committee may also, in its discretion, consider additional factors in determining the actual funding level of the MIP incentive pool.

The financial and operating metrics used to measure Company performance for purposes of funding the MIP, as determined by the Compensation Committee, are “Adjusted EBITDA” and “Free Cash Flow.”  For MIP purposes, “Adjusted EBITDA” is defined as net income before net interest expense, income taxes, depreciation and amortization, amortization of deferred financing costs, equity compensation expense, and any other nonrecurring or similar costs as may be deemed appropriate by the Board of Directors or Compensation Committee in its discretion.  As a privately held company, the Compensation Committee believes that Adjusted EBITDA is a very important financial and operating metric to our investors and that using it as the measure of Company performance under the MIP will best align the interests of management with those of our investors.  For MIP purposes, “Free Cash Flow” is defined as (i) the Company's Adjusted EBITDA less (ii) capital expenditures made during the fiscal year, interest expense paid, cash taxes paid, cash charges recorded in connection with a restructuring charge, and management fees and any related payments made to Madison Dearborn Partners; each only to the extent the same were "added back" or included in the Adjusted EBITDA, and (iii) increased or decreased, as the case may be, by the net change in working capital for the fiscal year.  The Compensation Committee believes that as a leveraged company the Company’s prudent management of its working capital and cash flow from operations is an important measure of its financial and operating performance and that adding Free Cash Flow as a second metric for purposes of MIP will further align management’s interests with those of the Company’s equity holders.

The applicable financial and operating objectives to be used for purposes of determining the funding of the MIP pool, in this case Adjusted EBITDA and Free Cash Flow, are determined by the Compensation Committee in the first quarter of the fiscal year in connection with the Board’s review and approval of the Company’s annual operating budget for the fiscal year.  In establishing the pre-approved performance targets used for purposes of the MIP incentive payments, the Compensation Committee seeks to establish a target objective that is not easily attainable and is instead intended to require a level of Company financial performance commensurate with that which could reasonably be expected to reward the Company’s equity holders. The performance targets are generally based upon the Company’s approved operating budget for the applicable fiscal year, as modified by the Compensation Committee in its discretion, based upon various factors it deems relevant (including, by way of example, its view of the expected level of difficulty of attaining the approved budget).  In 2012, the targets were consistent with the Company’s 2012 operating budget approved by the Board of Directors.  For a discussion of these targets, see “C. 2012 Performance versus Pre-Approved Targets” below.

Based upon the foregoing, the 2012 MIP plan design was structured as follows:

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

Free Cash Component.   The Free Cash Component was designed to fund 20% of the overall target MIP incentive pool.  The funding amount under the Free Cash Component is determined based upon a calibration schedule approved by the Compensation Committee and could exceed the target, or be less or even zero, depending upon the Company’s actual Free Cash performance as compared to the Free Cash objective pre-approved by the Compensation Committee.  Funding under the Free Cash Component is separate and independent from funding under the Adjusted EBITDA Component.

B.  Individual Awards Under MIP

Each individual participant’s target MIP incentive bonus payment is established annually by the Compensation Committee and expressed as percentage of the participant’s base salary earned in the fiscal year.  The 2012 target percentages expressed as a percentage of base salary for each of the named executive officers eligible to receive a bonus is set forth below:

Named Executive	Target %
Harlan M. Kent	100%
Lisa K. McCarthy (1)	50%
James A. Perley (2)	60%
Brad H. Wolansky	60%
Nathel John Fontana, III	60%
Gregory W. Hunt (3)	N/A

(1)
Represents Ms. McCarthy’s target MIP incentive bonus following her promotion to SVP, Chief Financial Officer on May 16, 2012.  Ms. McCarthy’s target MIP bonus prior to that date was 25% of her then annual salary.

(2)
Represents Mr. Perley’s target MIP incentive bonus following his promotion to EVP, Chief Administrative Officer on April 29, 2012.  Mr. Perley’s target MIP bonus prior to that date was 55% of his then annual salary.

(3)	Mr. Hunt served as the Company’s Chief Financial Officer until May 15, 2012, after which date he was no longer employed by the Company.

The applicable percentage used to establish the participant’s target MIP award is based upon the participant’s position in the Company, performance and market benchmarks. Actual incentive bonus awards paid to individual participants are generally based upon the following factors:

1.  Free Cash Component:  20% of the individual’s target incentive bonus will be determined based upon the Company’s performance under the Free Cash Flow Component described above.  The payouts to the individual participants will be determined based upon the Company’s actual Free Cash Flow performance, using the calibration schedule established by the Compensation Committee. For 2012, the calibration schedule was as follows, with points between these amounts being approximately linearly interpolated:

Free Cash Flow	% of Target	Payout %
$49 million	88%	0%
$56 million	100%	100%
$70 million	125%	200%

2.  Adjusted EBITDA Component and Individual Performance:  80% of the individual’s target incentive bonus (the “Adjusted EBITDA and Individual Portion”) will be determined based upon a combination of (i) the Company’s performance under the Adjusted EBITDA Component described above, as modified to incorporate business unit performance where applicable (see below), and (ii) in the case of all participants other than the Chief Executive Officer, Chief Financial Officer, and Chief Administrative Officer, individual performance.  Bonus award amounts to be paid under this component will typically be determined as follows (the percentage allocations provided below with respect to each factor are those applicable to participants who are managers and above; percentages may vary slightly for participants below the manager level):

Corporate Participants.  For those MIP participants who do not work in one of the Company’s specified business units (for example, the Company’s Retail, Wholesale and International divisions), the Adjusted EBITDA and Individual Portion of their total MIP incentive award is determined as follows:  (i) 80% of such amount shall be determined by the Company’s actual Adjusted EBITDA performance versus the Adjusted EBITDA objective pre-approved by the Compensation Committee and (ii) in the case of all participants other than the Chief Executive Officer, Chief Financial Officer, and Chief Administrative Officer, 20% of the participant’s award level under the Adjusted EBITDA and Individual Portion shall be determined based on the individual’s performance against his or her pre-determined key performance objectives established by his or her supervisor at the start of the fiscal year, which amount may be increased or decreased further based upon the Chief Executive Officer’s overall assessment of the participant’s individual contribution and performance in the applicable year, longer-term potential and other considerations deemed appropriate by the Chief Executive Officer.  In the case of the Chief Executive Officer, Chief Financial Officer, and Chief Administrative Officer, 100% of the individual’s bonus amount under this component is determined by the Company’s actual Adjusted EBITDA performance.

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

Amounts awarded under this Component with respect to Adjusted EBITDA and, where applicable, business unit segment profit, will be determined based upon the actual Adjusted EBITDA and segment profit achievement in the applicable fiscal year, using the calibration schedules approved by the Compensation Committee.  For 2012, the calibration schedule was as follows, with points between these amounts being approximately linearly interpolated:

Adjusted EBITDA	% of Target	Payout %
$193 million	94.6%	0%
$204 million	100.0%	100%
$234.5 million	107.8%	200%

The corresponding segment profit targets established for each of the three business units are those segment profit amounts taken directly from the Company’s approved operating budget used to establish the Adjusted EBITDA performance target approved by the Compensation Committee, with the percentage of target corresponding to a payout amount that is proportional to the Adjusted EBITDA chart above. Please see ‘‘Compensation Discussion and Analysis—Compensation Objectives and Program Structure—Annual Cash Incentives (Bonuses)—C. 2012 Performance Versus Pre-Approved Targets’’ below for a discussion of the computation of 2012 actual bonus amounts.

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

C. 2012 Performance Versus Pre-Approved Targets

In 2012, our actual Adjusted EBITDA performance as determined by the Compensation Committee for MIP purposes was $201.4 million, which was below the pre-approved Adjusted EBITDA target of $204 million established in March 2012, resulting in a payout of 77% of target under the Adjusted EBITDA component.  Our actual Free Cash Flow performance in 2012 as determined by the Compensation Committee for MIP purposes was $66.0 million versus a pre-approved target of $56.0 million, resulting in a payout of 171% of target under the Free Cash component.  The combination of these two measures resulted in the MIP pool being funded at 96% of target, or $5.07 million (against the target of $5.28 million).  The Compensation Committee determined to fund the 2012 at 100% of target, or $5.28 million, due to management’s achievement of key strategic objectives set by the Board of Directors for 2012.

The Company’s Retail Segment achieved 155% of its segment profit target, which equated to an individual payout under the segment profit component, expressed as a percentage of the total target MIP payment, of 50% (as compared to 32% that would have been paid if segment profit had been achieved at 100% of target). The Company’s Wholesale Segment achieved 45% of its segment profit target, which equated to an individual payout under the segment profit component, expressed as a percentage of the total target MIP payment, of 15% (as compared to 32% that would have been paid if its segment profit target had been achieved). The Company’s International Segment achieved 0% of its segment profit target, which equated to an individual payout under the segment profit component, expressed as a percentage of the total target MIP payment, of 0% (as compared to 32% that would have been paid if its segment profit target had been achieved).

In 2012, for those named executive officers whose MIP payouts included an evaluation under the Individual Component of their performance against individual key performance objectives, the determination was made as follows:

Lisa K. McCarthy – Ms. McCarthy’s key performance objectives included (i) achieving productivity and earnings objectives, (ii) retain executive talent for the Company’s financial organization, (iii) manage the Company’s asset-backed loan facility, (iv) lead the Company’s delivery of its Adjusted EBITDA and Free Cash Flow targets, and (v) leadership on initiatives related to talent development, including employee engagement, internal promotion of employees, and the coaching and development of identified employees. Based on her performance of these objectives, the Company’s chief executive officer recommended a payout to Ms. McCarthy of 100% of her targeted payout under the Individual Component.  The Compensation Committee approved this recommendation.

James A. Perley - Mr. Perley’s key performance objectives included (i) manage and deliver improved supply chain & customer service fill rates, (ii) deliver safety and quality improvements, (iii) manage to the Company’s pre-determined inventory and productivity goals, (iv) deliver key business information systems project on or better than projected budgets, (iv) deliver a new strategic plan for the Company’s business information systems, (v) manage Board of Directors and Company communications, reporting and planning, and (vi) leadership on initiatives related to talent development, including employee engagement, internal promotion of employees, and the coaching and development of identified employees.  Based upon his performance on these objectives the Company’s chief executive officer recommended a payout for Mr. Perley of 90% of his targeted payout under the Individual Component.  The Compensation Committee approved this recommendation.

Brad H. Wolansky – Mr. Wolansky’s key performance objectives included (i) meeting business unit sales and profits targets, (ii) deliver a strategic plan for the Company’s consumer direct business, (iii) support the Company’s wholesale, international, and fundraising marketing and digital initiatives, (iv) steward the creation of the Company’s brand and marketing plans, and (v) leadership on initiatives related to talent development, including employee engagement, internal promotion of employees, and the coaching and development of identified employees.   Based upon his performance on these objectives, the Company’s chief executive officer recommended a payout for Mr. Wolansky of 100% of his targeted payout under the Individual Component.   The Compensation Committee approved this recommendation.

Nathel John Fontana, III – Mr. Fontana’s key performance objectives included (i) meeting business unit sales and profits targets, (ii) achieve targeted growth in Yankee Candle International’s business in continental Europe, (iii) establish plans for growth in the Company’s business in Asia, (iv) develop the Company’s international business support infrastructure, (v) manage to the Company’s pre-determined inventory and service level goals, and (vi) leadership on initiatives related to talent development, including employee engagement, internal promotion of employees, and the coaching and development of identified employees.   Based on his performance on these objectives, the Company’s chief executive officer recommended a payout to Mr. Fontana of 75% of his targeted payout under the Individual Component.   The Compensation Committee approved this recommendation.

The actual 2012 bonus for each named executive officer was computed as set forth in the following table:

Actual Bonuses Based Upon Adjusted EBITDA/ Segment Profit Component and Individual Performance

Named Executive	% of target total bonus for each of (a) Adjusted EBITDA, (b) Segment Profit, (c) Individual Performance and (d) Free Cash Flow Components (x)	Target Bonus Amount (y) ($)	Payout % based on actual (a) Adjusted EBITDA, (b) Segment Profit, (c) Individual Performance (1) and (d) Free Cash Flow Components (z) (%)	Payout $ per component (x)*(y)*(z) ($)	Discretionary Bonus ($)	Total Bonus ($)
Harlan M. Kent	(a) 80%	620,000	77	477,400	35,000	777,450
	(d) 20%	155,000	171	265,050

Lisa K. McCarthy (2)	(a) 78%	83,095	77	63,983	10,000	112,295
	(c) 2%	2,329	100	1,793
	(d) 20%	21,356	171	36,519

James A. Perley (3)	(a) 76%	180,624	77	139,080	10,000	237,017
	(c) 4%	9,567	90	6,630
	(d) 20%	47,548	171	81.307

Brad H. Wolansky	(a) 32%	31,902	77	24,564	—	134,744
	(b) 32%	31,902	200	63,803
	(c) 16%	15,951	100	12,282
	(d) 20%	19,938	171	34,095

Nathel John Fontana, III	(a) 32%	53,633	77	41,297	30,000	144,103
	(b) 32%	53,633	0	0
	(c) 16%	26,816	75	15,486
	(d) 20%	33,520	171	57,320

Gregory W. Hunt (4)	n/a	0	0	0	0	0

(1)
Individual Performance is determined by (a) multiplying the total MIP bonus target by the percentage achievement on Yankee Candle Adjusted EBITDA, and (b) multiplying the result by 20% (representing the proportion of the Adjusted EBITDA and Individual Performance Component attributable to Individual Performance), and (c) multiplying the result by the achievement percentage.

(2)
Reflects the aggregation of (a) the period from January 1, 2012, through May 15, 2012, when Ms. McCarthy served as VP and Controller, during which period Ms. McCarthy’s bonus was partially determined based on individual performance, and (b) the period from May 16, 2012 through December 31, 2012, after Ms. McCarthy’s promotion to SVP and Chief Financial Officer, during which period Ms. McCarthy’s bonus was determined solely based on the Adjusted EBITDA and Free Cash Flow of the Company.

(3)
Reflects the aggregation of (a) the period from January 1, 2012, through April 27, 2012, when Mr. Perley served as EVP and General Counsel, during which period Mr. Perley’s bonus was partially determined based on individual performance, and (b) the period from April 29, 2012 through December 31, 2012, after Mr. Perley’s promotion to EVP and Chief Administrative Officer, during which period Mr. Perley’s bonus was determined solely based on the Adjusted EBITDA and Free Cash Flow of the Company.

(4)	Mr. Hunt resigned as EVP and Chief Financial Officer on May 15, 2012.

Long-Term Incentives (Equity Awards).  Our equity program consists of ownership interests in Yankee Group issued pursuant to the Yankee Candle Group LLC 2011 Incentive Equity Plan adopted in June 2011 (the ‘‘Management Equity Plan’’).  See “-- Explanatory Note Regarding Current Organizational Structure ” for a description of the two equity exchange transactions, one in February 2011 and one in June 2011, which resulted in the current equity structure.  The objective of the Management Equity Plan is to align the interests of management with those of Madison Dearborn and our other investors through direct personal investment that provides the potential for financial benefit to management if it operates Yankee Candle in a manner that enhances our equity value. The value of these investments will only be realized to the extent that significant equity value in Yankee Candle Investments is created and realized in the future.

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

February 2012 Supplemental Equity Award

On February 23, 2012, the Compensation Committee approved a supplemental grant of equity to the Company’s named executive officers and other members of management.   The award consisted of an aggregate of 30,000 Class C Units (the “Supplemental Award”), of which 13,650 were granted to Vice Presidents and above (excluding 2,000 Class C Units granted to Mr. Hunt that lapsed unvested following Mr. Hunt’s termination of employment).   The Compensation Committee approved the Supplemental Award primarily to continue to provide equity incentives to members of management whose prior grants had substantially vested and to further align management’s interest with Madison Dearborn. For those members of management below the level of Vice President the supplemental award vests daily over five years. For Vice Presidents and above the Supplemental Award vests (a) 25% on a daily basis over the five years following the date of grant, (b) 25% upon the achievement by the Company of pre-determined 2012 performance targets, and (c) 50% (along with any previously unvested units) following the achievement by the Company of pre-determined, cumulative performance targets.  The Company did not achieve its 2012 performance targets, so the 25% of the Supplemental Award that could have vested if the Company had achieved its 2012 performance targets shall remain unvested, and shall be eligible to vest following a fiscal year in which the Company achieves the pre-determined, cumulative targets set by the Compensation Committee.

Other Programs and Perquisites. We also provide our named executive officers, among others, with 401(k) and nonqualified deferred compensation matching programs, and certain named executive officers are provided a car allowance (typically determined by position and/or anticipated travel demands). Specifically, under our 401(k) Plan, we provided (i) a weekly discretionary match for each week during the 2012 plan year that was equal to 25% of the first 4% of eligible earnings and (ii) an additional discretionary match of up to an additional 25% of the first 4% of eligible earnings, which is awarded at the end of the fiscal year at the discretion of the Compensation Committee.  Under our nonqualified deferred compensation program an eligible participant may defer up to 100% of total annual salary and incentive compensation. For senior vice presidents and above, the program will match 100% of the first $10,000 deferred and 50% of the next $20,000 deferred, up to a maximum matching contribution of $20,000. Vehicles are provided to certain executives based on the travel required in their position and their level at the Company. The Company either leases a vehicle for eligible executives or provides a monthly vehicle allowance. We provide such perquisites and other personal benefits as we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.

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

Robin P. Selati (Chair)
Terry Burman
Richard H. Copans
Thomas T. Macejko, Jr.
Craig W. Rydin
Trudy Sullivan

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation earned in 2012, 2011, and 2010 by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
			(1)	(2)	(3)	(4)	(5)	(6)	(7)
Harlan M. Kent
President and Chief Executive Officer
	2012	$775,580	$35,000	$-	$-	$742,450	$-	$41,604	$1,594,634
	2011	$775,359	$752,466	$-	$-	$130,119	$-	$28,800	$1,686,743
	2010	$742,176	$-	$-	$-	$827,787	$-	$27,694	$1,597,657
Lisa K. McCarthy
Senior Vice President Finance, Chief Financial Officer
	2012	$242,669	$10,000	$348,500	$-	$102,295	$-	$4,853	$708,318
	2011	$175,835	$16,199	$-	$-	$7,385	$-	$3,517	$202,937
	2010	$150,887	$25,000	$65,400	$-	$38,264	$-	$3,018	$282,569
James A. Perley
Executive Vice President, Chief Administrative Officer
	2012	$405,290	$10,000	$295,300	$-	$227,017	$-	$25,000	$962,607
	2011	$339,299	$188,129	$-	$-	$31,351	$-	$24,900	$583,679
	2010	$317,367	$-	$-	$-	$246,269	$-	$24,900	$588,535
Brad H. Wolansky
President, Consumer Direct and Chief Marketing Officer
	2012	$166,154	$-	$474,000	$-	$134,744	$-	$58,530	$833,428
	2011	$-	$-	$-	$-	$-	$-	$-	$-
	2010	$-	$-	$-	$-	$-	$-	$-	$-
Nathel John Fontana, III
President, International
	2012	$350,711	$30,000	$-	$-	$114,103	$-	$95,148	$589,962
	2011	$294,231	$-	$-	$-	$30,697	$-	$174,324	$499,251
	2010	$-	$-	$-	$-	$-	$-	$-	$-
Gregory W. Hunt
Executive Vice President, Chief Financial Officer
	2012	$206,611	$-	$-	$-	$-	$-	$5,000	$211,611
	2011	$509,462	$156,713	$-	$-	$59,913	$-	$36,900	$762,988
	2010	$378,846	$80,580	$1,204,000	$-	$316,114	$-	$30,346	$2,009,886

(1)
With respect to 2012, this column represents amounts paid to the named executive officers under the Company’s 2012 Management Incentive Plan pursuant to the Compensation Committee’s exercise of its discretion as provided under the Plan in excess of the incentive award payments that would have been paid pursuant to the terms of the MIP based upon the Company’s achievement of its pre-approved performance target and prior to the exercise of such discretion.  The Committee believes these payments were made pursuant to the MIP, which expressly contemplates the exercise of discretion by the Committee and the CEO, but the Company is reporting these amounts separately from those in column (g) in accordance with applicable SEC guidance.  The amounts paid based upon the formula in the MIP are presented in column (g). With respect to 2011, the amount shown in this column for each executive represents the amount paid to the applicable executive in connection with the $3.0 million special payment made by Yankee Investments to its Class B and Class C unit holders in connection with the February 2011 issuance of $315 million Senior PIK Notes. With respect to 2010, the amount shown in this column for Mr. Hunt represents a relocation bonus paid to Mr. Hunt in connection with his hiring.  With respect to 2010, the amount shown in this column for Ms. McCarthy represents a retention bonus of $10,000, and a $15,000 discretionary award provided under the Plan in excess of the incentive award payments that would have been paid pursuant to the terms of the MIP based upon the Company’s achievement of its pre-approved performance target and prior to the exercise of such discretion.  The Committee believes these payments were made pursuant to the MIP, which expressly contemplates the exercise of discretion by the Committee and the CEO, but the Company is reporting these amounts separately from those in column (g) in accordance with applicable SEC guidance.  The amounts paid based upon the formula in the MIP are presented in column (g).

(2)
This column represents the aggregate fair value of the Class B or Class C common units, if any, granted to the executive during the applicable fiscal year, determined as of the date of grant in accordance with FASB ASC Topic 718. See the “Grants of Plan-Based Awards” table for information on awards granted in fiscal 2012.  These amounts do not necessarily correspond to the actual value that will be recognized by the named executive officers.  Please refer to Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 29, 2012 for the relevant assumptions used to determine the compensation expense for our unit awards.

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

(6)	The dollar value of the amounts shown in this column for 2012 include the following:

Name	Vehicle Expense	Matching Contributions Under 401(k) Plan	Executive Deferred Compensation Plan Matching Contributions	Relocation	Dividend Payments	Total
			(a)
Harlan M. Kent	16,604	5,000	20,000	-	-	41,604
Lisa K. McCarthy	-	4,853	-	-	-	4,853
James A. Perley	-	5,000	20,000	-	-	25,000
Brad H. Wolansky	3,600	-	20,000	34,930	-	58,530
Nathel John Fontana, III	4,849	3,507	20,000	66,791	-	95,148
Gregory W. Hunt	5,000	-	-	-	-	5,000

(a)  Amounts in this column represent amounts earned in 2012 and contributed to the plan in 2013.

(7)
The salary plus bonus plus the management incentive plan cash compensation received and reported in the Summary Compensation Table for 2012 represents between 36% and 97% of the total compensation received and reported for each named executive officer.

(8)	Mr. Perley also served as President, International Division in 2010 and 2009.

(9)	Mr. Hunt resigned effective May 15, 2012.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2012:

		Board Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Performance Based Awards (3)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of
Name	Grant Date	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units (#)	Stock Awards
			(2)			(4)			(5)	(6)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Harlan M. Kent
-2012 Management Incentive Plan			$78,585	$775,000	$1,550,000
Lisa K. McCarthy
-2012 Management Incentive Plan			$10,827	$106,779	$194,930
-Class C Common Units	6/11/2012	4/30/2012							12,000	$319,200
-Class C Common Units (Perfomance based)	3/30/2012	2/23/2012				250	750	750	250	$29,300
James A. Perley
-2012 Management Incentive Plan			$24,020	$237,738	$473,563
-Class C Common Units	6/11/2012	4/30/2012							10,000	$266,000
-Class C Common Units (Perfomance based)	3/30/2012	2/23/2012				250	750	750	250	$29,300
Brad H. Wolansky
-2012 Management Incentive Plan			$10,109	$134,744	$199,385
-Class C Common Units	7/9/2012	6/14/2012							20,000	$474,000
Nathel John Fontana, III
-2012 Management Incentive Plan			$16,385	$167,602	$321,796
Gregory W. Hunt
-2012 Management Incentive Plan			$-	$-	$-

(1)
These columns show the potential value of the payout for each named executive officer under the MIP in 2012 if the threshold, target and maximum goals are satisfied. The methodology for determining payout is based on Company performance (based on Adjusted EBITDA and “Free Cash Flow”), business unit performance (if applicable) and individual performance as described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)”. Actual bonus payments for the fiscal year are listed in column (g) of the “Summary Compensation Table”.

(2)
Under the 2012 MIP, if the Company’s actual Adjusted EBITDA or Free Cash Flow performance is less than the pre-approved minimum threshold for each measure, then the applicable portion of the MIP award allocated to such measure is $0.  If the actual Adjusted EBITDA performance of the Company in 2012 had been below $193.0 million, no bonus payments would be made under the Adjusted EBITDA Component. If the actual Free Cash Flow achieved by the Company in 2012 had been below $49 million, no bonus payments would be made under the Free Cash Component.  The amounts shown in this column reflect the amounts that would theoretically be paid under the 2012 MIP assuming (i) the Company achieved the minimum “threshold” Adjusted EBITDA and Free Cash performances and (ii) no adjustments to that award were made under the Individual Performance component of the 2012 MIP.

(3)
These columns show the potential number of Class C common units that vest with respect to the named executive officer if pre-determined performance targets are achieved by the Company in 2012 and future periods.  See “Long-Term Incentives (Equity Awards) – February 2012 Supplemental Equity Award.”

(4)
This column represents the performance-based Class C common units that would vest upon the achievement by the Company of pre-determined performance targets applicable to 2012, assuming that the Company did not achieve the cumulative performance targets applicable to the remainder of the performance-based Class C common units.

(5)
Reflects grants of Class C common units made to the named executive officers in 2012, including the portion of the February 2012 supplemental equity award that vests solely based on the passage of time.

(6)
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

All of the named executive officers have signed Executive Severance Agreements with the Company described below under “—Termination and Change in Control Arrangements.”

Management Incentive Plan

The MIP is structured to provide an initial funding pool, the size of which is determined by the Company’s attainment of certain financial and operating results for the applicable year established and pre-approved by the Compensation Committee.  In 2012, those performance measures were Adjusted EBITDA and Free Cash Flow.  The individual award level for each participant under the MIP is determined by the Company’s performance versus those pre-approved financial and operating objectives, business unit performance (where applicable) and individual performance.  Individual awards may be further adjusted by the Compensation Committee or the Chief Executive Officer pursuant to discretion afforded under the terms of the MIP.  Individual targets under the MIP are typically determined as a percentage multiplied by base salary earned in the fiscal year. The percentage is set based upon a participant’s level in the Company, performance, and market rates. See “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)” for a more detailed discussion of the structure of the 2012 MIP.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at the end of fiscal 2012:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(g) (1)	(h) (2)
Harlan M. Kent
10/1/09 Class C	4,100	$489,428
Lisa K. McCarthy
9/20/10 Class C	1,036	$102,215
6/11/12 Class C	10,524	$696,507
Perfomance shares Class C	962	$61,640
James A. Perley
6/11/12 Class C	8,666	$573,539
Perfomance shares Class C	962	$61,640
Brad H. Wolansky
7/9/12 Class C	18,000	$1,170,409
Nathel John Fontana, III	-	$-
Gregory W. Hunt
4/2/10 Class C	-	$-

(1)
Represents the number of unvested Class C common units and performance-based Class C common units held by the named executive officer. Class C common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period. Performance-based Class C common units vest (a) 25% based on the achievement by the Company of pre-determined performance targets for 2012, and (b) 50% (and any unvested Class C common units with respect to 2012) based on the achievement of cumulative pre-determined performance targets with respect to future periods. See “Long-Term Equity Incentives (Equity Awards) – Supplemental Equity Award.” With respect to Mr. Kent, pursuant to his employment agreement referenced above, 20% of the units granted October 1, 2009 were vested as of the date of the grant and the remainder vest on a daily basis over a four-year period.

(2)	Represents the “fair market value” as of December 29, 2012 based upon an independent valuation of total Company equity performed on a quarterly basis.

Option Exercises and Stock Vested

The following table summarizes the number of Class B and/or Class C common units which vested in 2012 for each of our named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
	(1)	(2)
(a)	(b)	(c)
Harlan M. Kent
Class B Units	1,443	n/a
Class C Units	5,406	n/a
Lisa K. McCarthy
Class B Units	20	n/a
Class C Units	1,875	n/a
Perfomance shares Class C	38	n/a
James A. Perley
Class B Units	481	n/a
Class C Units	1,334	n/a
Perfomance shares Class C	38	n/a
Brad H. Wolansky
Class C Units	2,000	n/a
Nathel John Fontana, III	-	n/a
Gregory W. Hunt
Class C Units	2,604	n/a

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

(2)
Because Class B and Class C common units vest on a daily basis, it is not practical to present a cumulative value as of each vesting date.  No value is realized as a result of vesting of the Class B and Class C common units.  See “– Compensation Discussion and Analysis – Long-Term Incentive (Equity Awards) for a description of the vesting of the Class B and Class C units.

Non-Qualified Deferred Compensation

The following table summarizes the benefits to our named executive officers under our Executive Deferred Compensation Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Harlan M. Kent	$30,000	$20,000	$35,298	$-	$341,295
Lisa K. McCarthy	$-	$-	$-	$-	$-
James A. Perley	$30,000	$20,000	$41,513	$-	$355,102
Brad H. Wolansky	$30,000	$20,000	$724	$-	$30,724
Nathel John Fontana, III	$30,000	$20,000	$4,052	$-	$82,607
Gregory W. Hunt	$12,115	$-	$796	$(114,954)	$-

(1)
With respect to Mr. Kent, the amount in this column represents contributions deferred by the named executive officer from his 2011 MIP bonus payment (paid in March 2012) and is therefore also included in the amount reported in column (g) of the Summary Compensation Table for 2011. With respect to Mr. Perley and Mr. Fontana, the amount in this column represents amounts deferred by Mr. Perley from base salary paid in 2012 and contributions deferred by Mr. Perley from his 2011 MIP bonus payment (paid in March 2012), and are therefore also included in the amounts reported in column (c) of the Summary Compensation Table for 2012 and column (g) for 2011, respectively. With respect to Mr. Hunt and Mr. Wolansky the amounts in this column represent amounts deferred by the named executive officer from base salary paid in 2012 and are therefore also included in the amounts reported in column (c) of the Summary Compensation Table for 2012.

(2)
The amounts in this column are also reflected in column (i) of the Summary Compensation Table. Amounts in this column represent matching contributions of amounts earned by the executive in 2012 and contributed by the Company to the plan in 2012.

(3)
Earnings on deferred compensation are not included in the Summary Compensation Table because the earnings are not considered above-market or at a preferential rate of earning. Amounts in this column represent the aggregate earnings and/or (losses) for the plan year ended December 31, 2012.

(4)
With respect to Messrs. Kent and Perley, the amounts in this column also include (i) a Company Contribution of $20,000 made by the Company in each of 2011 and 2010 to the named executive officer, which amounts are therefore reported in column (i) of the Summary Compensation Table for the applicable year, and (ii) Executive Contributions of $30,000 by the named executive officer made in each of 2011 and 2010. With respect to Mr. Kent, this Executive Contribution amount was deferred from his 2011 and 2010 MIP bonus payments (paid in 2012 and 2011, respectively) and are therefore included in the amounts previously reported in column (g) for each applicable year. With respect to Mr. Perley, these Executive Contribution amounts were deferred by Mr. Perley from both base salary paid in 2011 and 2010 and from his 2011 and 2010 MIP bonus payment (paid in 2012 and 2011, respectively), and are therefore also included in the amounts reported in columns (c) and (g) of the Summary Compensation Table for 2011 and 2010.

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

Participants who are otherwise eligible to receive matching contributions under the terms of the Plan will receive pro-rata matching contributions in the event of a “change of control” of the Company (as defined in the Plan), termination of the Plan, death or disability of the participant or an amendment to the Plan to eliminate or reduce matching contributions. Accordingly, upon consummation of the Merger, participants received matching contributions to which they were entitled for the portion of the fiscal year prior to the Merger.

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

Termination and Change in Control Arrangements

Assuming each named executive officer’s employment was terminated under each of the circumstances set forth below on December 29, 2012, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit (1)	Termination Without Cause more than 24 months after a CIC (1)	Termination Without Cause or Voluntary Termination for Good Reason by the Executive within 24 months of a CIC (2)	Voluntary Termination by the Executive without Good Reason
Harlan M. Kent	Cash Severance (3)	$2,325,000	$3,875,001	$-
	Medical and Dental Benefits (4)	$21,485	$21,485	$-
	Outplacement Services	$10,000	$10,000	$-
	Total (5)	$2,356,485	$3,906,486	$-

Lisa K. McCarthy	Cash Severance (3)	$631,780	$738,560	$-
	Medical and Dental Benefits (4)	$463	$463	$-
	Outplacement Services	$10,000	$10,000	$-
	Total (5)	$642,243	$749,023	$-

James A. Perley	Cash Severance (3)	$920,238	$1,157,977	$-
	Medical and Dental Benefits (4)	$10,743	$10,743	$-
	Outplacement Services	$10,000	$10,000	$-
	Total (5)	$940,981	$1,178,719	$-

Brad H. Wolansky	Cash Severance (3)	$514,744	$649,488	$-
	Medical and Dental Benefits (4)	$10,743	$10,743	$-
	Outplacement Services	$10,000	$10,000	$-
	Total (5)	$535,487	$670,231	$-

Nathel John Fontana, III	Cash Severance (3)	$542,602	$710,204	$-
	Medical and Dental Benefits (4)	$10,743	$10,743	$-
	Outplacement Services	$10,000	$10,000	$-
	Total (5)	$563,345	$730,947	$-

Gregory W. Hunt	Cash Severance (3)	N/A	N/A	$-
	Medical and Dental Benefits (4)	N/A	N/A	$-
	Outplacement Services	N/A	N/A	$-
	Total (5)	N/A	N/A	$-

(1)
The executive severance agreements provide for differing levels of certain benefits if the named executive officer is terminated within 24 months of a “change in control event” (as defined below).  The amounts in this column reflect the estimated values of payments and benefits to each named executive officer if his or her employment had been terminated on December 31, 2012.  Had there been a “change of control event” within 24 months prior to such termination date, the estimated values of payments and benefits to each named executive officer would be calculated in accordance with the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 months of a Change in Control.”

(2)
Under the column “Termination without Cause more than 24 Months after a Change in Control,” these amounts represent: (i) cash severance in the form of continued payment of base salary, in accordance with regular payroll practices (subject to applicable delay periods for benefits that constitute nonqualified deferred compensation under Section 409A of the Internal Revenue Code), for the following periods: Mr. Kent – two years; Messrs. Hunt and Perley and Ms. McCarthy – 18 months; Messrs. Fontana and Wolansky – one year; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2012.

(3)
Under the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 Months of a Change in Control,” these amounts represent: (i) cash severance in the form of a one-time payment of the following percentages of the sum of the individual’s base salary plus incentive award target under the MIP: Mr. Kent – 200%; Mr. Perley and Ms. McCarthy – 150% and Messrs. Wolansky and Fontana – 100%; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2012.

(4)
These amounts represent payment of insurance premiums by the Company for continued health and dental benefits as if the named executive officer were still an active employee of the Company, for the following periods after termination of employment: Mr. Kent – 2 years; Messrs. Hunt, Perley and Ms. McCarthy – 18 months; and Messrs. Wolansky and Fontana – one year. The amount is based on the type of insurance coverage we carried for each named executive officer as of December 31, 2012 and is valued using the assumptions used for financial reporting purposes.

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

Upon a termination by the Company other than for cause, disability or death prior to a change in control event or more than two years following a change in control event; an executive is generally entitled, in addition to earned but unpaid compensation, to the following:

●
cash severance in the form of continued payment of his or her base salary, in accordance with regular payroll practices, for the following periods: (1) in the case of the Chief Executive Officer, two years; (2) in the case of the Chief Financial Officer and Chief Administrative Officer, 18 months; (3) in the case of Executive Vice Presidents and Senior Vice Presidents, one year; and (4) in the case of Vice Presidents, six months;

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

Upon a termination by the Company other than for cause, disability or death by the executive for good reason within two years of a change in control event, an executive is generally entitled, in addition to earned but unpaid compensation, to the following:

●
cash severance in the form of a one-time payment of the following amount: (1) in the case of the Chief Executive Officer, 200% of the sum of his base salary plus his incentive award target under the management compensation plan; (2) in the case of the Chief Financial Officer and the Chief Administrative Officer, 150% of the sum of his or her base salary and his or her incentive award target under the management compensation plan; (3) in the case of Executive Vice Presidents and Senior Vice Presidents, 100% of the sum of his or her base salary plus his or her incentive award target under the management compensation plan; and (4) in the case of Vice Presidents, the sum of  50% of his or her base salary plus 100% of his or her   incentive award target under the management compensation plan;

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

Acceleration of Class B and Class C Units. If the executive’s employment is terminated as a result of death or disability, an additional amount of Class B, Class C common and performance units equal to the lesser of (i) twenty percent (20%) of the aggregate number of units held by the executive and (ii) the remainder of executive’s unvested units, shall automatically become vested units. In addition, upon the occurrence of a Sale of the Company (as defined in the unit purchase agreement), on or prior to the fifth anniversary of the date of the unit purchase agreement, all unvested Class B and Class C common units, with the exception of Class C Performance Units, shall become vested units so long as the executive is, and has been continuously, employed by the Company from the date of the unit purchase agreement, or unit grant agreement, as the case may be, through the date on which such Sale of the Company occurs. With respect to the Class C Performance Units upon a sale of the Company (i) all time-vesting units which have not yet become vested time vesting units shall become vested time vesting units and (ii) any Performance Units which have not yet become vested Performance – Vesting Units may become vested performance vesting units as determined by the Board in its sole discretion.

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

Director Compensation

The following table sets forth the compensation of the named directors during fiscal 2012:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Total ($) (h)
Robin P. Selati	$-	$-	$-
Terry Burman	$73,304	$-	$73,304
Richard H. Copans	$-	$-	$-
Thomas T. Macejko, Jr.	$-	$-	$-
Frank Bifulco, Jr.	$41,495	$63,172	$104,667
Trudy Sullivan	$59,148	$-	$59,148

(1)
Mr. Burman holds 2,070 Class C Common Units, but received no grants in 2012. Ms. Sullivan holds 1,812 Class C Common Units, but received no grants in 2012. Mr. Bifulco was granted 2,159 Class C Common Units in 2012.

Overview of Director Compensation

As of December 29, 2012, our Board of Managers consisted of Robin P. Selati, Terry Burman, Richard H. Copans, Thomas T. Macejko, Jr., Trudy Sullivan, Frank Bifulco, Craig W. Rydin and Harlan M. Kent. Messrs. Selati, Macejko and Copans are affiliates of Madison Dearborn (“Madison Dearborn Managers”). Mr. Rydin is the former Chief Executive Officer of the Company and was an employee through October 2010, and Mr. Kent is an employee of the Company (Messrs. Rydin and Kent are collectively the “Management Managers”). Mr. Burman, Mr. Bifulco and Ms. Sullivan are independent managers.

Under the Director Compensation Plan adopted by the Compensation Committee, which is reviewed annually, neither Madison Dearborn Managers nor Management Managers are entitled to fees or equity compensation for their services as directors. The Director Compensation Plan provides for compensation for independent managers (defined as those who are neither Madison Dearborn Managers nor Management Managers) consisting of the following elements: (i) a base annual retainer of $45,000, (ii) board and/or committee meeting fees of $1,500 per meeting attended in person and $750 per meeting participated in via telephone, and (iii) an equity award designed to provide a target net equity value of $500,000 based upon a liquidation value model approved by the Compensation Committee. Pursuant to this Director Compensation Plan, Mr. Burman received a grant of 2,070 Class C common units effective as of June 27, 2008, Ms. Sullivan received a grant of 1,812 Class C common units effective as of September 29, 2010 and Mr. Bifulco received a grant of 2,159 Class C common units effective March 30, 2012. Mr. Burman, Ms. Sullivan and Mr. Bifulco also receive an annual retainer and board meeting fees as set forth above.

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

We are an indirect, wholly-owned subsidiary of Yankee Group. On February 8, 2011, all then-existing equity interests in YCC Holdings, LLC, were exchanged for identical equity interests in Yankee Candle Investments LLC.  In June 2011, all then-existing equity interests in Yankee Candle Investments LLC were exchanged for identical equity interests in Yankee Group.  YCC Holdings, LLC was capitalized in connection with the 2007 Merger with approximately $433.1 million of equity capital in the form of Class A and Class B common units. As of February 1, 2013, Yankee Group had 4,266,486 Class A Units, 260,993 Class B Units and 147,648 Class C Units outstanding. The following table sets forth information with respect to the beneficial ownership of the capital stock of Yankee Group by:

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

	Class A Common Units		Class B Common Units		Class C Common Units		Total Voting Percent (1) (2)
Principal Stockholders:	Number	Percent of Class	Number (1)	Percent of Class	Number (1)	Percent of Class

Madison Dearborn (3)	4,233,353	99.2%	-	-	-	-	92.3%

Directors and Named Executive Officers:
Harlan M. Kent	2,692	*	71,235	27.3%	21,041	34.9%	2.1%
Lisa K. McCarthy	39	*	950	*	3,211	5.4%	*
James A. Perley	2,729	*	23,745	9.1%	1,899	3.2%	*
Brad H. Wolansky	76	*	-	-	2,941	4.9%	*
Nathel John Fontana, III	-	-	-	-	-	-	*
Craig W. Rydin	22,772	*	74,121	28.4%	-	-	2.1%
Terry Burman	46	*	-	-	2,070	3.5%	*
Trudy Sullivan	39	*	-	-	909	1.5%	*
Frank Bifulco	25	*	-	-	478	*	*
Robin P. Selati (3)	4,233,353	99.2%	-	-	-	-	92.3%
Richard H. Copans (3)	-	-	-	-	-	-	-
Thomas T. Macejko, Jr. (3)	-	-	-	-	-	-	-
All Directors and Executive Officers as a group (19 persons)	4,265,784	99.9%	229,651	83.7%	49,048	78.1%	99.0%

* Denotes less than one percent.

(1)
This amounts set forth in this column for each applicable individual represent the number of Class B and Class C common units vested as of February 1, 2013, plus the number of Class B or Class C common units that are scheduled to vest within 60 days of such date. Class B and Class C common units vest on a daily basis. Unvested Class B and Class C common units are not included in this column as such unvested units do not provide the holder with voting or dispositive power. For more information about the terms of the Class B and Class C common units see “— Certain Relationships and Related Transactions and Director Independence.”

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

(3)
Madison Dearborn Capital Partners V–A, L.P. (“MDP V–A”) is the direct beneficial owner of 3,319,416 Class A Units, Madison Dearborn Capital Partners V–C, L.P. (“MDP V–C”) is the direct beneficial owner of 880,584 Class A Units and Madison Dearborn Capital Partners V Executive–A, L.P. (“MDP Executive”) is the direct beneficial owner of 33,353 Class A Units. Madison Dearborn Partners V–A&C, L.P. (“MDP A&C”) is the general partner of MDP V–A, MDP V–C and MDP Executive. Madison Dearborn Partners LLC (“MDP LLC”) is the general partner of MDP A&C and Robin P. Selati is a managing director of MDP LLC. Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the shares directly held by MDP V–A, MDP V–C and MDP Executive. Messrs. Finnegan and Mencoff, MDP A&C and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by MDP V–A, MDP V–C and MDP Executive. Each of Messrs. Selati, Macejko and Copans are employed by MDP LLC and disclaim beneficial ownership of the Class A Units held by MDP V–A, MDP V–C and MDP Executive except to the extent of his pecuniary interest therein. The address for MDP V-A, MDP V-C, MDP Executive, MDP A&C, MDP LLC and Messrs. Selati, Copans and Macejko is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 2, 2013, with respect to our common units that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	_	_	_
Equity compensation plans not approved by security holders - Yankee Group’s Incentive Compensation Equity Plan
Class B common units	_	_	66,256
Class C common units	_	_	66,256

Yankee Group’s Incentive Equity Plan provides for the issuance of 474,897 Class B common units, The Company authorized a new class of units, Class C common units, in October 2007, which are available for issuance under the Incentive Equity Plan. Any issuance of Class C common units reduces the amount of Class B common units available for future grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Payments to Madison Dearborn

In connection with the Merger, we entered into a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, they receive an aggregate annual management fee of $1.5 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn.

Limited Liability Company Agreement and Unitholders Agreement

The Class A, Class B and Class C common units were issued to the Company’s executive officers under the Yankee Group Incentive Equity Plan, as amended. The rights and obligations of Yankee Group and the holders of its Class A, Class B and Class C common units are generally set forth in Yankee Group’s limited liability company agreement, Yankee Group’s unitholders agreement and the Class A, Class B and Class C unit agreements, copies of which are filed as exhibits with the SEC.

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

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the SEC, the Company has adopted the definition of independence used by The New York Stock Exchange (“NYSE”). Based on the director independence tests set forth in Rule 303A.02 of the NYSE Listing Standards, we believe Mr. Burman and Ms. Sullivan each qualify as an independent director. Note that under Rule 303A.00 of the NYSE Listing Standard, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on NYSE, we would not be required to maintain a majority of independent directors on the Board of Directors.

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

The following table summarizes the fees of Deloitte & Touche LLP, including the member firms of Deloitte Touche Tohmatsu, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and for other professional services:

Type of Fees	2012	2011
Audit Fees (1)	$953,000	$1,256,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	36,000
All Other Fees (4)	—	219,000

Total	$953,000	$1,511,000

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

(3)
In accordance with the applicable SEC definitions and rules, “Tax Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.  For fiscal 2011 tax fees relate to a transfer pricing study between Yankee Candle Company and Yankee Candle Canada, Inc.

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

All of the fees disclosed above with respect to 2012 related to services that were approved by the Audit Committee in accordance with the foregoing pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document under Item 8.

YCC Holdings LLC
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Member’s Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Yankee Holding Corp.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, YCC Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

YCC HOLDINGS LLC

By	/s/ HARLAN M. KENT
Harlan M. Kent
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of YCC Holdings LLC and in the capacities and on the dates noted.

Signature	Capacity	Date

/s/ HARLAN M. KENT	Chief Executive Officer (Principal Executive Officer), Manager	March 29, 2013
Harlan M. Kent

/s/ LISA K. MCCARTHY	Treasurer (Principal Financial and Accounting Officer)	March 29, 2013
Lisa K. McCarthy

/s/ CRAIG W. RYDIN	Manager	March 29, 2013
Craig W. Rydin

/s/ ROBIN P. SELATI	Manager	March 29, 2013
Robin P. Selati

/s/ FRANK P. BIFULCO JR.	Manager	March 29, 2013
Frank P. Bifulco Jr.

/s/ RICHARD COPANS	Manager	March 29, 2013
Richard Copans

/s/ TERRY BURMAN	Manager	March 29, 2013
Terry Burman

/s/ TRUDY SULLIVAN	Manager	March 29, 2013
Trudy Sullivan

/s/ THOMAS T. MACEJKO, JR.	Manager	March 29, 2013
Thomas T. Macejko Jr.

 Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Yankee Holding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

YANKEE HOLDING CORP.

By	/s/ HARLAN M. KENT
Harlan M. Kent
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Yankee Holding Corp. and in the capacities and on the dates noted.

Signature	Capacity	Date

/s/ CRAIG W. RYDIN	Chairman of the Board of Directors	March 29, 2013
Craig W. Rydin

/s/ HARLAN M. KENT	Chief Executive Officer (Principal Executive Officer), Director	March 29, 2013
Harlan M. Kent

/s/ LISA K. MCCARTHY	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013
Lisa K. McCarthy

/s/ ROBIN P. SELATI	Director	March 29, 2013
Robin P. Selati

/s/ FRANK P. BIFULCO JR.	Director	March 29, 2013
Frank P. Bifulco Jr.

/s/ RICHARD COPANS	Director	March 29, 2013
Richard Copans

/s/ TERRY BURMAN	Director	March 29, 2013
Terry Burman

/s/ TRUDY SULLIVAN	Director	March 29, 2013
Trudy Sullivan

/s/ THOMAS T. MACEJKO, JR.	Director	March 29, 2013
Thomas T. Macejko Jr.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

3.5	By-Laws of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.6	Certificate of Formation of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.7	Operating Agreement of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.8	Certificate of Incorporation of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.9	By-Laws of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.10	Certificate of Incorporation of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.11	By-Laws of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.12	Certificate of Incorporation of Yankee Finance, Inc., filed with YCC Holidngs LLC’s Form S-4 filed on April 14, 2011 (Reg No. 333-173505) and incorporated herein by reference.

3.13	Bylaws of Yankee Finance, Inc., filed with YCC Holdings LLC’s Form S-4 filed on April 14, 2011 (Reg No. 333-173505) and incorporated herein by reference.

3.14	Certificate of Formation of YCC Holdings LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

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

4.16
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

10.8
Credit Agreement, dated as of April 2, 2012, by and among The Yankee Candle Company, Inc., Yankee Holding Corp., certain of The Yankee Candle Company, Inc.’s domestic subsidiaries, the lenders party thereto, Bank of America, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A., and Barclays Bank PLC, as joint lead arrangers and joint book runners, filed with YCC Holdings LLC’s Form 8-K filed on April 11, 2012 (Reg. No. 333-173505) and incorporated herein by reference.

10.9
Credit Agreement, dated as of April 2, 2012, by and among The Yankee Candle Company, Inc., Yankee Holding Corp., certain of the Yankee Candle Company, Inc.’s subsidiaries, Bank of America, N.A., as agent, the other lenders party thereto, Barclays Bank PLC, as syndication agent, U.S. Bank National Association and Wells Fargo Capital Finance LLC, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint lead arrangers and joint book runners, filed with YCC Holdings LLC’s Form 8-K filed on April 11, 2012 (Reg. No. 333-173505) and incorporated herein by reference.

10.10
Amended and Restated Employment Agreement, dated March 4, 2009, between The Yankee Candle Company, Inc. and Craig W. Rydin, filed with Yankee Holding Corp.’s Form 8-K filed on March 5, 2009 (Reg No. 333-141699) and incorporated herein by reference.

10.11
Employment Agreement dated March 4, 2009, between The Yankee Candle Company, Inc. and Harlan Kent, filed with Yankee Holding Corp.’s Form 8-K filed on March 5, 2009 (Reg No. 333-141699) and incorporated herein by reference.

†10.12	Form of Class A Unit Exchange Agreement (executive committee), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference .

†10.13	Form of Class A Unit Exchange Agreement (non-executive committee), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference.

†10.14	Form of Class A Unit Exchange Agreement (director form), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference.

†10.15	Form of Class B Executive Unit Exchange Agreement (executive committee), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference.

†10.16	Form of Class B Executive Unit Exchange Agreement (non-executive committee), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference.

+†10.17
Unitholders Agreement, dated February 6, 2007, by and among YCC Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners C-A, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., and each of the other persons listed therein, filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference.

10.18
Management Services Agreement, dated as of February 6, 2007, by and between the Yankee Candle Company, Inc. and Madison Dearborn Partners V-B, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.19	Form of Class C Unit Exchange Agreement (executive committee), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated by reference.

†10.20	Form of Class C Unit Exchange Agreement (non-executive committee), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated by reference.

†10.21	Form of Class C Unit Exchange Agreement (director form), filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated by reference.

†10.22	Form of Executive Severance Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006 (Reg No. 333-141699), is incorporated herein by reference.

†10.23	Form of Amendment of Executive Severance Agreement, dated December 31, 2008, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.24
Amended and Restated Executive Deferred Compensation Plan, dated December 23, 2008, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

10.25	Amendment to the Yankee Candle Company, Inc. 401(K) and Profit Sharing Plan, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.26
Form of Management Incentive Plan for fiscal year 2009 for participants of Executive Compensation Plan, filed with Yankee Holding Corp.’s Form 8-K filed on April 8, 2009 (Reg No. 333-141699) and incorporated by reference.

10.27
Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers, filed as Exhibit 99.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on June 8, 2005 (Reg No. 333-141699) is incorporated herein by reference.

10.28	Yankee Candle Investments LLC 2011 Incentive Equity Plan, filed with YCC Holdings’ Form S-4 filed on April 14, 2011 (Reg. No. 333-173505) and incorporated herein by reference.

*21.1	Subsidiaries of YCC Holdings LLC.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.

+	Indicates confidential portions have been omitted pursuant to a confidential treatment request filed separately with the SEC.