Form 10-Q
period 2013-03-30
YCC Holdings LLC; Yankee Holding Corp.
filed 2013-05-13
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2013

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

(413) 665-8306
(Registrant's telephone number, including area code)

YANKEE HOLDING CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8304743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 YANKEE CANDLE WAY
SOUTH DEERFIELD, MASSACHUSETTS 01373
(Address of principal executive office and zip code)

(413) 665-8306
(Registrant's telephone number, including area code)

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

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

YCC Holdings LLC
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☐

Yankee Holding Corp.
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No       ☒

YCC Holdings LLC does not issue common stock but has one member's interest issued and outstanding.  YCC Holdings LLC's sole member is Yankee Candle Investments LLC.

As of May 4, 2013, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

Yankee Holding Corp. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Explanatory Note

This quarterly report is a combined report of YCC Holdings LLC ("YCC Holdings") and Yankee Holding Corp. ("Holding Corp."), a direct 100% owned subsidiary of YCC Holdings. Unless the context indicates otherwise, any reference in this report to the "Companies," "we," "us" and "our" refers to YCC Holdings together with its direct and indirect subsidiaries, including Holding Corp.

The principal subsidiary of YCC Holdings and Holding Corp. is The Yankee Candle Company, Inc. (together with its subsidiaries, "Yankee Candle").  All of the operating results of YCC Holdings and Holding Corp. are derived from the operating results of Yankee Candle.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined.  Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation.  In addition, separate financial statements for each company are included in Part I, Item 1.

Note Regarding Forward-Looking Statements

This quarterly report contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that together the Companies or their management "believes," "expects," "anticipates," "plans" and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors, as well as others, are discussed in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K. Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The accompanying unaudited condensed consolidated financial statements of YCC Holdings and Holding Corp. should be read in conjunction with the audited consolidated financial statements of YCC Holdings and Holding Corp. for the year ended December 29, 2012 included in their Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 30,	December 29,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$5,879	$39,979
Accounts receivable, net	57,429	63,572
Inventory	88,313	77,969
Prepaid expenses and other current assets	18,240	4,882
Deferred tax assets	7,706	6,814

TOTAL CURRENT ASSETS	177,567	193,216

PROPERTY AND EQUIPMENT, NET	126,375	121,553
GOODWILL	643,570	643,570
INTANGIBLE ASSETS, NET	267,949	268,033
DEFERRED FINANCING COSTS	18,478	19,684
OTHER ASSETS	2,922	2,326

TOTAL ASSETS	$1,236,861	$1,248,382

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$18,495	$25,309
Accrued payroll	8,468	13,680
Accrued interest	6,435	22,547
Accrued income taxes	-	7,110
Accrued purchases of property and equipment	10,499	3,434
Current portion of capital leases	1,657	1,661
Other accrued liabilities	27,481	39,686

TOTAL CURRENT LIABILITIES	73,035	113,427

DEFERRED TAX LIABILITIES	118,890	117,135
LONG-TERM DEBT	1,193,457	1,156,840
DEFERRED RENT	13,089	12,886
CAPITAL LEASES, NET OF CURRENT PORTION	3,339	3,767
OTHER LONG-TERM LIABILITIES	6,833	5,911
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT
Common Units	119,879	120,204
Accumulated deficit	(287,431)	(280,086)
Accumulated other comprehensive loss	(4,230)	(1,702)

Total member's deficit	(171,782)	(161,584)

TOTAL LIABILITIES AND MEMBER'S DEFICIT	$1,236,861	$1,248,382

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	$163,376	$155,067
Cost of sales	72,941	71,277

Gross profit	90,435	83,790
Selling expenses	57,477	55,482
General and administrative expenses	19,476	16,946
Restructuring charges	764	655

Operating income	12,718	10,707
Interest expense	25,284	25,945
Other income	(1,781)	(1,092)

Loss from continuing operations before benefit from income taxes	(10,785)	(14,146)
Benefit from income taxes	(3,464)	(5,217)

Loss from continuing operations	(7,321)	(8,929)
Loss from discontinued operations, net of income taxes	(24)	(43)

Net loss	$(7,345)	$(8,972)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2013	March 31, 2012

Net loss	$(7,345)	$(8,972)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,528)	1,078
Other comprehensive (loss) income, net of tax	(2,528)	1,078

Comprehensive loss	$(9,873)	$(7,894)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
(in thousands, except units)
(Unaudited)

	Common Units
	Units	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Member's Equity (Deficit)

BALANCE, DECEMBER 31, 2011	1,000	$122,038	$(313,009)	$(3,184)	$(194,155)

Issuance of Common Units	-	12	-	-	12
Repurchase of Common Units	-	(279)	-	-	(279)
Equity-based compensation expense	-	204	-	-	204
Net loss	-	-	(8,972)	-	(8,972)
Other comprehensive income, net of tax	-	-	-	1,078	1,078

BALANCE, MARCH 31, 2012	1,000	$121,975	$(321,981)	$(2,106)	$(202,112)

BALANCE, DECEMBER 29, 2012	1,000	120,204	(280,086)	(1,702)	(161,584)

Repurchase of Common Units	-	(484)	-	-	(484)
Equity-based compensation expense	-	159	-	-	159
Net loss	-	-	(7,345)	-	(7,345)
Other comprehensive loss, net of tax	-	-	-	(2,528)	(2,528)

BALANCE, MARCH 30, 2013	1,000	$119,879	$(287,431)	$(4,230)	$(171,782)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended March 30, 2013	Thirteen Weeks Ended March 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(7,345)	$(8,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(1,757)	(1,558)
Depreciation and amortization	8,385	9,275
Unrealized gain on marketable securities	(130)	(151)
Equity-based compensation expense	159	204
Deferred taxes	1,516	1,917
Loss on extinguishment of debt	77	-
Loss on disposal and impairment of property and equipment	55	47
Changes in assets and liabilities:
Accounts receivable	4,425	2,894
Inventory	(11,897)	(8,372)
Prepaid expenses and other assets	(7,752)	(8,614)
Accounts payable	(6,539)	(3,627)
Income taxes	(12,807)	(14,336)
Accrued expenses and other liabilities	(30,480)	(22,862)

NET CASH USED IN OPERATING ACTIVITIES	(64,090)	(54,155)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(4,870)	(5,467)

NET CASH USED IN INVESTING ACTIVITIES	(4,870)	(5,467)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000
Borrowings under Senior Secured Asset-Based Credit Facility	46,000	-
Repayments under Senior Notes	(10,000)	-
Proceeds from issuance of Common Units	-	12
Repurchase of Common Units	(484)	(279)
Principal payments on capital lease obligations	(394)	(338)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,122	14,395

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)	77

NET DECREASE IN CASH	(34,100)	(45,150)
CASH, BEGINNING OF PERIOD	39,979	50,833

CASH, END OF PERIOD	$5,879	$5,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,671	$43,768

Income taxes	$7,779	$7,193

Net change in accrued purchases of property and equipment	$(7,065)	$(2,333)
Noncash Financing Activities:
Capital lease obligations related to equipment purchase	$-	$2,055

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	March 30,	December 29,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$5,879	$39,979
Accounts receivable, net	57,429	63,572
Inventory	88,313	77,969
Prepaid expenses and other current assets	18,240	4,882
Deferred tax assets	7,706	6,814

TOTAL CURRENT ASSETS	177,567	193,216

PROPERTY AND EQUIPMENT, NET	126,375	121,553
GOODWILL	643,570	643,570
INTANGIBLE ASSETS, NET	267,949	268,033
DEFERRED FINANCING COSTS	12,058	12,799
OTHER ASSETS	2,922	2,326

TOTAL ASSETS	$1,230,441	$1,241,497

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,495	$25,309
Accrued payroll	8,468	13,680
Accrued interest	2,601	10,614
Accrued income taxes	-	7,110
Accrued purchases of property and equipment	10,499	3,434
Current portion of capital leases	1,657	1,661
Other accrued liabilities	27,481	39,686

TOTAL CURRENT LIABILITIES	69,201	101,494

DEFERRED TAX LIABILITIES	118,890	117,135
LONG-TERM DEBT	882,497	846,174
DEFERRED RENT	13,089	12,886
CAPITAL LEASES, NET OF CURRENT PORTION	3,339	3,767
OTHER LONG-TERM LIABILITIES	6,833	5,911
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at March 30, 2013 and December 29, 2012	414,304	414,788
Additional paid-in capital	33,519	30,144
Treasury stock: at cost, 2,019 shares at March 30, 2013 and December 29, 2012	(1,809)	(1,809)
Accumulated deficit	(305,192)	(287,291)
Accumulated other comprehensive loss	(4,230)	(1,702)

Total stockholder's equity	136,592	154,130

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,230,441	$1,241,497

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	$163,376	$155,067
Cost of sales	72,941	71,277

Gross profit	90,435	83,790
Selling expenses	57,477	55,482
General and administrative expenses	19,459	16,902
Restructuring charges	764	655

Operating income	12,735	10,751
Interest expense	16,473	17,234
Other income	(1,781)	(1,092)

Loss from continuing operations before benefit from income taxes	(1,957)	(5,391)
Benefit from income taxes	(248)	(1,921)

Loss from continuing operations	(1,709)	(3,470)
Loss from discontinued operations, net of income taxes	(24)	(43)

Net loss	$(1,733)	$(3,513)

 See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2013	March 31, 2012

Net loss	$(1,733)	$(3,513)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,528)	1,078
Other comprehensive (loss) income, net of tax	(2,528)	1,078

Comprehensive loss	$(4,261)	$(2,435)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands, except treasury shares)
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2011	500	417,411	17,718	2,019	(1,809)	(311,225)	(3,184)	118,911

Issuance of common stock	-	-	12	-	-	-	-	12
Repurchase of common stock	-	(279)	-	-	-	-	-	(279)
Equity-based compensation expense	-	-	204	-	-	-	-	204
Contributions by YCC Holdings LLC	-	-	3,296	-	-	-	-	3,296
Dividend to YCC Holdings LLC	-	-	-	-	-	(16,195)	-	(16,195)
Net loss	-	-	-	-	-	(3,513)	-	(3,513)
Other comprehensive income, net of tax	-	-	-	-	-	-	1,078	1,078

BALANCE, MARCH 31, 2012	500	$417,132	$21,230	2,019	$(1,809)	$(330,933)	$(2,106)	$103,514

BALANCE, DECEMBER 29, 2012	500	$414,788	$30,144	2,019	$(1,809)	$(287,291)	$(1,702)	$154,130

Repurchase of common stock	-	(484)	-	-	-	-	-	(484)
Equity-based compensation expense	-	-	159	-	-	-	-	159
Contributions by YCC Holdings LLC	-	-	3,216	-	-	-	-	3,216
Dividend to YCC Holdings LLC	-	-	-	-	-	(16,168)	-	(16,168)
Net loss	-	-	-	-	-	(1,733)	-	(1,733)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(2,528)	(2,528)

BALANCE, MARCH 30, 2013	500	$414,304	$33,519	2,019	$(1,809)	$(305,192)	$(4,230)	$136,592

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended March 30, 2013	Thirteen Weeks Ended March 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,733)	$(3,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(1,757)	(1,558)
Depreciation and amortization	7,627	8,599
Unrealized gain on marketable securities	(130)	(151)
Equity-based compensation expense	159	204
Deferred taxes	1,516	1,917
Loss on extinguishment of debt	77	-
Loss on disposal and impairment of property and equipment	55	47
Changes in assets and liabilities:
Accounts receivable	4,425	2,894
Inventory	(11,897)	(8,372)
Prepaid expenses and other assets	(7,752)	(8,614)
Accounts payable	(6,539)	(3,627)
Income taxes	(9,591)	(11,040)
Accrued expenses and other liabilities	(22,382)	(14,746)

NET CASH USED IN OPERATING ACTIVITIES	(47,922)	(37,960)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(4,870)	(5,467)

NET CASH USED IN INVESTING ACTIVITIES	(4,870)	(5,467)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000
Borrowings under Senior Secured Asset-Based Credit Facility	46,000	-
Repayments under Senior Notes	(10,000)	-
Dividend to YCC Holdings LLC	(16,168)	(16,195)
Proceeds from issuance of common stock	-	12
Repurchase of common stock	(484)	(279)
Principal payments on capital lease obligations	(394)	(338)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,954	(1,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)	77

NET DECREASE IN CASH	(34,100)	(45,150)
CASH, BEGINNING OF PERIOD	39,979	50,833

CASH, END OF PERIOD	$5,879	$5,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,527	$27,623

Income taxes	$7,779	$7,193

Net change in accrued purchases of property and equipment	$(7,065)	$(2,333)
Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$3,216	$3,296
Capital lease obligations related to equipment purchase	$-	$2,055

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
YANKEE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

The unaudited interim condensed consolidated financial statements of YCC Holdings LLC ("YCC Holdings") and Yankee Holding Corp. ("Holding Corp." together with YCC Holdings and its direct and indirect subsidiaries, the "Companies") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements of YCC Holdings and Holding Corp. should be read in conjunction with the audited consolidated financial statements of YCC Holdings and Holding Corp. for the year ended December 29, 2012 included in their Annual Report on Form 10-K.

Reclassifications

Certain amounts included in the condensed consolidated financial statements for the prior year have been reclassified to conform with the current year presentation on the condensed consolidated balance sheets. Marketable securities are now reported as part of other assets.

Organization

YCC Holdings and Holding Corp. are holding companies with no direct operations. Their principal assets are the indirect equity interests in The Yankee Candle Company, Inc. ("Yankee Candle"), and all of their operations are conducted through Yankee Candle, the wholly owned operating subsidiary of Holding Corp. Holding Corp. is a wholly owned subsidiary of YCC Holdings. YCC Holdings is a wholly owned subsidiary of Yankee Candle Investments LLC ("Yankee Investments"), which is in turn a wholly owned subsidiary of Yankee Candle Group LLC ("Yankee Group").  See the entity chart below:

Yankee Candle Group LLC
(Yankee Group)

Yankee Candle Investments LLC (Yankee Investments)

YCC Holdings LLC (YCC Holdings)

Yankee Finance, Inc. (Yankee Finance)		Yankee Holding Corp. (Holding Corp.)

The Yankee Candle Company, Inc. (Yankee Candle)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures Relating To Comprehensive Income (Loss)

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI"). ASU 2013-12 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Companies adopted ASU 2013-02 on December 30, 2012. The adoption did not have a material impact on the Companies' consolidated financial statements.

3. INVENTORY

The Companies value their inventory on the first–in first–out ("FIFO") basis. The components of inventory were as follows (in thousands):

	March 30, 2013	December 29, 2012
Finished goods	$80,402	$69,293
Work-in-process	516	678
Raw materials and packaging	7,395	7,998

Total inventory	$88,313	$77,969

4. GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification ("ASC") Topic 350 "Intangibles - Goodwill and Other," goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the thirteen weeks ended March 30, 2013 and March 31, 2012.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 30, 2013
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,754	(63,674)	80
Favorable lease agreements	5	2,330	(2,161)	169
Other	3	36	(36)	-

Total finite-lived intangible assets		66,120	(65,871)	249

Total intangible assets		$333,820	$(65,871)	$267,949

December 29, 2012
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,788	(63,663)	125
Favorable lease agreements	5	2,330	(2,122)	208
Other	3	36	(36)	-

Total finite-lived intangible assets		66,154	(65,821)	333

Total intangible assets		$333,854	$(65,821)	$268,033

Total amortization expense from finite–lived intangible assets was $0.1 million and $1.3 million for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.  These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

5. LONG-TERM DEBT

Long-term debt consisted of the following at March 30, 2013 and December 29, 2012 (in thousands):

	March 30, 2013	December 29, 2012
Holding Corp.
Senior secured asset-based credit facility	$46,000	$-
Senior secured term loan facility, net of unamortized discount of $5,878 at March 30, 2013 and $6,201 at December 29, 2012	648,497	648,174
Senior notes due 2015	-	10,000
Senior subordinated notes due 2017	188,000	188,000
Total Holding Corp.	882,497	846,174
Senior PIK notes due 2016, net of unamortized discount of $4,040 at March 30, 2013 and $4,334 at December 29, 2012	310,960	310,666
Total YCC Holdings	$1,193,457	$1,156,840

Term Loan Facility

The Senior Secured Term Loan Facility (the "Term Loan Facility") matures on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the senior subordinated notes due 2017 (the "Senior Subordinated Notes") and the senior PIK notes due 2016 ("Senior PIK Notes") are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The~~r~~ Term Loan Facility is payable in quarterly principal payments of $1.8 million with the balance due at maturity. However, at the end of 2012, the Company made a principal payment of $67.0 million; as a result of the payment, no quarterly principal payments are due on the Term Loan Facility through its maturity and no amounts are classified as current in the accompanying condensed consolidated balance sheet. Amounts repaid under the Term Loan Facility cannot be reborrowed. As of March 30, 2013, the Term Loan Facility had outstanding borrowings of $654.4 million.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of March 30, 2013, the interest rate applicable to the Term Loan Facility was 5.25%.

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2012 through the quarter ending September 28, 2013, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.00 to 1.00. As of March 30, 2013, Yankee Candle's actual net total leverage ratio was 4.39 to 1.00, as defined in the Term Loan Facility. As of March 30, 2013, total Holding Corp. debt (including Yankee Candle's capital lease obligations of $5.0 million and net of $5.9 million in cash) was approximately $887.5 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

Asset-Based Credit Facility

The Senior Secured Asset-Based Credit Facility (the "ABL Facility") expires on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and eligible accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle's Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle's German subsidiary and up to $75.0 million for borrowing by Yankee Candle's wholly-owned subsidiary Yankee Candle (Europe), LTD ("YCE"). Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of March 30, 2013 the interest rate applicable to the ABL Facility was 1.75%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on eligible receivables and inventory (the "ABL Loan Cap") and (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days. As of March 30, 2013, the ABL Loan Cap was $77.0 million. As of March 30, 2013, Yankee Candle had outstanding letters of credit of $2.9 million and $46.0 million outstanding under the ABL Facility resulting in available borrowing capacity of $28.2 million, or 36.6% of the Loan Cap.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

Senior Notes and Senior Subordinated Notes

In April 2012, $315.0 million of Yankee Candle's Senior Notes due 2015 ("Senior Notes") were redeemed in connection with the refinancing of the senior secured credit facility ("Senior Secured Credit Facility"). During the first quarter of 2013, Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of its Senior Notes at par.  As all of the Senior Notes have been redeemed, the obligations of Yankee Candle and the guarantors under the related indenture have been discharged.

Yankee Candle's senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The senior subordinated notes mature on February 15, 2017. The indenture governing the senior subordinated notes restricts the ability of Holding Corp., Yankee Candle and most or all of Yankee Candle's subsidiaries to: incur additional debt; pay dividends or make other distributions on the Company's capital stock or repurchase capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

Obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Holding Corp. and Yankee Candle's existing and future domestic subsidiaries. If Yankee Candle cannot make any payment on the senior subordinated notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indenture~~s~~ governing the senior subordinated notes, Yankee Candle must offer to repurchase all or a portion of such notes at 101% of the principal amount of the such notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

Senior PIK Notes - YCC Holdings

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of Senior PIK Notes pursuant to an indenture at a discount of $6.3 million for net proceeds of $308.7 million. Cash interest on the Senior PIK Notes accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest") to the extent described in the related indenture.

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle's ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at March 30, 2013 by A) Yankee Candle's Term Loan Facility, B) Yankee Candle's ABL Facility and C) the indenture governing the Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indenture governing Yankee Candle's senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements. For a more detailed description of these restrictions reference our most recently issued Form 10-K.

During both of the thirteen weeks ended March 30, 2013 and March 31, 2012, Holding Corp. declared and paid dividends of $16.2 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At March 30, 2013, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $152.1 million.

Holding Corp. receives the tax benefit of the interest expense for YCC Holdings' Senior PIK Notes.  As such, for the thirteen weeks ended March 30, 2013 and March 31, 2012, Holding Corp. recorded non-cash contributions of $3.2 million and $3.3 million, respectively, from YCC Holdings. The contributions for the thirteen weeks ended March 30, 2013 and March 31, 2012 are shown as a contribution by YCC Holdings LLC in Holding Corp.'s respective consolidated statement of changes in stockholder's equity and in Holding Corp.'s non-cash financing section of the respective condensed consolidated statements of cash flows.

6. MEMBER'S DEFICIT, STOCKHOLDER'S EQUITY AND EQUITY-BASED COMPENSATION

A summary of Yankee Group Class A, B and C nonvested units as of March 30, 2013 and March 31, 2012, and the activity for the thirteen weeks ended March 30, 2013 and March 31, 2012 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 29, 2012	-	-	-	-	95,155	$25.42
Granted	-	-	-	-	-	$-
Forfeited	-	-	-	-	(1,806)	$23.85
Vested	-	-	-	-	(6,564)	$20.99

Nonvested stock at March 30, 2013	-	-	-	-	86,785	$25.78

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 31, 2011	-	-	4,577	$9.39	54,614	$24.99
Granted	125	-	-	-	31,759	$29.26
Forfeited	-	-	(13)	$9.39	(220)	$36.33
Vested	(125)	-	(4,555)	$9.39	(6,798)	$23.71

Nonvested stock at March 31, 2012	-	-	9	$9.39	79,355	$26.85

During the thirteen weeks ended March 30, 2013, 94 Class A common units, 3,324 vested Class B common units and 1,882 vested Class C common units were repurchased for $0.5 million. During the thirteen weeks ended March 31, 2012, nine Class A common units, 4,322 vested Class B common units and 711 vested Class C common units were repurchased for $0.3 million. Yankee Group anticipates that all of its nonvested common units will vest with the exception of performance shares for which an estimated forfeiture rate has been applied.

The total estimated fair value of equity awards vested during each of the thirteen weeks ended March 30, 2013 and March 31, 2012 was $0.2 million. Equity-based compensation expense was $0.2 million for the thirteen weeks ended March 30, 2013 and March 31, 2012. As of March 30, 2013, there was approximately $2.0 million of total unrecognized compensation cost related to Yankee Group's Class C common unit equity awards and there was no unrecognized expense related to Yankee Group's Class A and Class B common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 4.5 years (April 2013 to October 2017).

Presented below is a summary of assumptions for the indicated periods. There were no Class C grants during the thirteen weeks ended March 30, 2013. There were 31,759 Class C grants for the thirteen weeks ended March 31, 2012.

Assumptions	Thirteen Weeks Ended March 31, 2012 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$29.30
Weighted average volatility	75.9%
Weighted average expected term (in years)	5.0
Dividend yield	—
Weighted average risk-free interest rate	0.8%

With respect to the Class C common units, since YCC Holdings and Yankee Group are not publicly traded, the estimate of expected volatility is based on the median historical volatility of a group of eight comparable public companies, adjusted for differences in leverage. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately five years based on management's estimate of the time to a liquidity event. Yankee Group does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

7. RESTRUCTURING CHARGES

During the first quarter of 2013, the Companies' wholly-owned subsidiary YCE, closed a satellite office located in Germany and also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  As a result of these changes the Companies incurred restructuring charges of $0.8 million during the first quarter of 2013 related to employee severance costs and costs for exiting the German office.

During 2012, the Companies restructured their Wholesale and Retail operations.  The Companies also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes.  As a result of these changes the Companies incurred restructuring charges of $0.7 million during the thirteen weeks ended March 31, 2012 for employee related severance costs. During the second quarter of 2012, the Companies' wholly-owned subsidiary YCE, relocated its corporate headquarters and distribution center in England.  As a result of these changes the Companies incurred restructuring charges of $1.1 million during 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.

The Companies made restructuring related payments of $0.5 million and $0.2 million during the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.  As of March 30, 2013, the balance of $1.8 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.7 million mainly comprised of the first quarter of 2013 organization changes detailed above, (ii) continuing operations occupancy related expenses of $0.5 million related to YCE exiting the old facility prior to the termination of the lease agreement and (iii) discontinued operations of $0.6 million primarily related to lease agreements for one Illuminations retail store and a lease related to the former Illuminations corporate headquarters in Petaluma, California. The lease at the old YCE facility expires in May 2014, the lease for the Illuminations retail store expires in January 2017 and the lease for the property in Petaluma, California expires in the second quarter of 2013. These leases will continue to be paid through their lease termination dates unless the Companies are able to structure buyout agreements with the landlords or find replacement tenants.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Companies follow the guidance under ASC Topic 815 "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments. The guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or member's deficit as accumulated other comprehensive income (loss) ("OCI") or net income (loss) depending on whether the derivative instrument qualifies and has been designated as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

Yankee Candle, from time to time, uses interest rate swaps to eliminate the variability of a portion of the cash flows associated with forecasted interest payments on its Term Facility.  Yankee Candle's interest rate swaps are not designated as cash flow hedges and the swaps are measured at fair value with changes in fair value recognized as other (income) expense.

As of March 30, 2013, Yankee Candle has no derivative liabilities as the Companies interest rate swaps expired during March 2013.

The fair values of the Companies' derivative instruments as of March 30, 2013 and December 29, 2012, were as follows (in thousands):

	Fair Value of Derivative Instruments Liability Derivatives
	Balance Sheet Location	March 30, 2013	December 29, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$-	$1,757

Total Derivative Liabilities		$-	$1,757

The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen weeks ended March 30, 2013 and March 31, 2012, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain Recognized on Derivatives	Thirteen Weeks Ended March 30, 2013	Thirteen Weeks Ended March 31, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(1,757)	$(1,559)

Total		$(1,757)	$(1,559)

9. FAIR VALUE MEASUREMENTS

The Companies follow the guidance prescribed by ASC Topic 820 "Fair Value Measurement." ASC Topic 820 defines fair value and provides a consistent framework for measuring fair value under GAAP, including financial statement disclosure requirements. As specified under this Topic, valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. The Fair Value Measurement Topic classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and December 29, 2012 (in thousands):

	Fair Value Measurements on a Recurring Basis
	as of March 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$2,541	$-	$-	$2,541

Total Assets	$2,541	$-	$-	$2,541

Liabilities
Interest rate swap agreements	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

	Fair Value Measurements on a Recurring Basis
	as of December 29, 2012
	Level 1	Level 2	Level 3		Total
Assets
Marketable securities	$1,971	$-		$-	$1,971

Total Assets	$1,971	$-		$-	$1,971

Liabilities
Interest rate swap agreements	$-	$1,757	$		$1,757

Total Liabilities	$-	$1,757		$-	$1,757

The Companies hold marketable securities in Yankee Candle's deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes and are included in other assets on the Companies accompanying condensed consolidated balance sheets. The Companies have used an income approach to value the asset and liability for Yankee Candle's interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the one month LIBOR curve and the creditworthiness of the Companies and their counterparties.

Financial Instruments Not Measured at Fair Value

The Companies' long-term debt is recorded at historical amounts. The Companies determine the fair value of their long-term debt based on current quoted market prices (Level 1 in the fair value hierarchy). The following table represents the carrying value and fair value of Yankee Candle's senior notes, senior subordinated notes and Term Loan Facility and YCC Holdings' Senior PIK Notes as of March 30, 2013 and December 29, 2012 (in thousands).  The fair value of the Companies' ABL Facility approximates the carrying value.

	March 30, 2013
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $5,878	$648,497	$657,909
Senior subordinated notes due 2017	$188,000	$193,640
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $4,040	$310,960	$323,663

	December 29, 2012
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $6,201	$648,174	$661,573
Senior notes due 2015	$10,000	$10,025
Senior subordinated notes due 2017	$188,000	$195,285
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $4,334	$310,666	$324,450

10. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Companies have segmented their operations in a manner that reflects how their chief operating decision–maker (the "CEO") currently reviews the results of the Companies and their subsidiaries' businesses. The CEO evaluates its retail, wholesale, and international operations based on an "operating earnings" measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations, loss on extinguishment of debt, and other costs not allocated to specific operating segments. The Companies do not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen weeks ended March 30, 2013 and March 31, 2012 (in thousands):

YCC Holdings
Thirteen Weeks March 30, 2013	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Net sales	$89,212	$43,578	$30,586	$-	$163,376
Gross profit	55,830	21,498	13,244	(137)	90,435
Selling expenses	45,966	2,933	8,069	509	57,477
Operating income	9,864	18,565	5,175	(20,886)	12,718
Interest and other expense, net	-	-	-	(23,503)	(23,503)

Loss from continuing operations before benefit from income taxes					$(10,785)

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirteen Weeks March 31, 2012	Retail	Wholesale	International	Other	Operations
Net sales	$80,968	$50,172	$23,927	$-	$155,067
Gross profit	51,056	23,177	10,089	(532)	83,790
Selling expenses	44,775	3,016	6,132	1,559	55,482
Operating income	6,281	20,161	3,957	(19,692)	10,707
Interest and other expense, net	-	-	-	(24,853)	(24,853)

Loss from continuing operations before benefit from income taxes					$(14,146)

Holding Corp.
Thirteen Weeks March 30, 2013	Retail	Wholesale			Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
			International	Other	Operations
Net sales	$89,212	$43,578	$30,586	$-	$163,376
Gross profit	55,830	21,498	13,244	(137)	90,435
Selling expenses	45,966	2,933	8,069	509	57,477
Operating income	9,864	18,565	5,175	(20,869)	12,735
Interest and other expense, net	-	-	-	(14,692)	(14,692)

Loss from continuing operations before benefit from income taxes					$(1,957)

					Balance per
					Condensed
				Unallocated/	Consolidated
				Corporate/	Statement of
Thirteen Weeks March 31, 2012	Retail	Wholesale	International	Other	Operations
Net sales	$80,968	$50,172	$23,927	$-	$155,067
Gross profit	51,056	23,177	10,089	(532)	83,790
Selling expenses	44,775	3,016	6,132	1,559	55,482
Operating income	6,281	20,161	3,957	(19,648)	10,751
Interest and other expense, net	-	-	-	(16,142)	(16,142)

Loss from continuing operations before benefit from income taxes					$(5,391)

11. COMMITMENTS AND CONTINGENCIES

The Companies are engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Companies' financial condition, results of operations or cash flows.

12. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES UNDER YANKEE CANDLE'S SENIOR NOTES AND SENIOR SUBORDINATED NOTES

In April 2012, $315.0 million of Yankee Candle's Senior Notes due 2015 were redeemed in connection with the refinancing of the Senior Secured Credit Facility as detailed in our most recent Form 10-K. During the first quarter of 2013, Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of its Senior Notes at par.  Because all of the Senior Notes have been redeemed, the obligations of Yankee Candle and the guarantors under the related indenture have been discharged.

Obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Holding Corp. and 100% of Yankee Candle's existing and future domestic subsidiaries (the "Guarantor Subsidiaries" and collectively with the Holding Corp., the "Guarantors"). Yankee Candle's foreign subsidiaries did not guarantee the senior subordinated notes.

The following tables present condensed consolidating supplementary financial information for Yankee Candle, as the issuer of the senior subordinated notes, Holding Corp., Yankee Candle's domestic guarantor subsidiaries and the non guarantor subsidiaries together with eliminations as of and for the periods indicated. Holding Corp. is also a guarantor of the senior subordinated notes. Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 30, 2013
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$428	$1,407	$4,044	$-	$5,879
Accounts receivable, net	-	31,884	23	25,522	-	57,429
Inventory	-	69,784	95	18,434	-	88,313
Prepaid expenses and other current assets	-	17,021	46	1,760	(587)	18,240
Deferred tax assets	-	7,368	39	299	-	7,706

TOTAL CURRENT ASSETS	-	126,485	1,610	50,059	(587)	177,567

PROPERTY AND EQUIPMENT, NET	-	115,853	128	10,394	-	126,375
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS, NET	-	267,914	-	35	-	267,949
DEFERRED FINANCING COSTS	-	12,058	-	-	-	12,058
OTHER ASSETS	-	2,915	-	7	-	2,922
INTERCOMPANY RECEIVABLES	-	48,255	-	-	(48,255)	-
INVESTMENT IN SUBSIDIARIES	136,592	(1,334)	-	-	(135,258)	-

TOTAL ASSETS	$136,592	$1,215,716	$1,738	$60,495	$(184,100)	$1,230,441

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$14,111	$24	$4,360	$-	$18,495
Accrued payroll	-	7,659	64	745	-	8,468
Accrued interest	-	2,601	-	-	-	2,601
Accrued income taxes	-	-	-	587	(587)	-
Accrued purchases of property and equipment	-	10,312	-	187	-	10,499
Current portion of capital leases	-	1,231	-	426	-	1,657
Other accrued liabilities	-	20,200	1,439	5,842	-	27,481

TOTAL CURRENT LIABILITIES	-	56,114	1,527	12,147	(587)	69,201

DEFERRED TAX LIABILITIES	-	118,890	-	-	-	118,890
LONG-TERM DEBT	-	882,497	-	-	-	882,497
DEFERRED RENT	-	12,944	-	145	-	13,089
CAPITAL LEASES, NET OF CURRENT PORTION	-	1,846	-	1,493	-	3,339
OTHER LONG-TERM LIABILITIES	-	6,833	-	-	-	6,833
INTERCOMPANY PAYABLES	-	-	236	48,019	(48,255)	-
STOCKHOLDER'S EQUITY	136,592	136,592	(25)	(1,309)	(135,258)	136,592

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$136,592	$1,215,716	$1,738	$60,495	$(184,100)	$1,230,441

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 29, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$32,678	$2,122	$5,179	$-	$39,979
Accounts receivable, net	-	32,767	48	30,757	-	63,572
Inventory	-	61,566	95	16,308	-	77,969
Prepaid expenses and other current assets	-	3,714	47	1,121	-	4,882
Deferred tax assets	-	6,518	33	263	-	6,814

TOTAL CURRENT ASSETS	-	137,243	2,345	53,628	-	193,216

PROPERTY AND EQUIPMENT, NET	-	111,604	135	9,814	-	121,553
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS, NET	-	267,966	-	67	-	268,033
DEFERRED FINANCING COSTS	-	12,799	-	-	-	12,799
OTHER ASSETS	-	2,320	-	6	-	2,326
INTERCOMPANY RECEIVABLES	-	42,822	-	-	(42,822)	-
INVESTMENT IN SUBSIDIARIES	154,130	4,730	-	-	(158,860)	-

TOTAL ASSETS	$154,130	$1,223,054	$2,480	$63,515	$(201,682)	$1,241,497

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$20,787	$34	$4,488	$-	$25,309
Accrued payroll	-	12,824	26	830	-	13,680
Accrued interest	-	10,614	-	-	-	10,614
Accrued income taxes	-	6,457	-	653	-	7,110
Accrued purchases of property and equipment	-	3,434	-	-	-	3,434
Current portion of capital leases	-	1,222	-	439	-	1,661
Other accrued liabilities	-	29,470	2,233	7,983	-	39,686

TOTAL CURRENT LIABILITIES	-	84,808	2,293	14,393	-	101,494

DEFERRED TAX LIABILITIES	-	117,135	-	-	-	117,135
LONG-TERM DEBT	-	846,174	-	-	-	846,174
DEFERRED RENT	-	12,748	-	138	-	12,886
CAPITAL LEASES, NET OF CURRENT PORTION	-	2,148	-	1,619	-	3,767
OTHER LONG-TERM LIABILITIES	-	5,911	-	-	-	5,911
INTERCOMPANY PAYABLES	-	-	92	42,730	(42,822)	-
STOCKHOLDER'S EQUITY	154,130	154,130	95	4,635	(158,860)	154,130

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$154,130	$1,223,054	$2,480	$63,515	$(201,682)	$1,241,497

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 30, 2013

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$157,358	$481	$30,000	$(24,463)	$163,376
Cost of sales	-	68,503	131	24,457	(20,150)	72,941

Gross profit	-	88,855	350	5,543	(4,313)	90,435
Selling expenses	-	48,770	442	8,325	(60)	57,477
General and administrative expenses	-	19,371	-	35	53	19,459
Restructuring charges	-	-	-	764	-	764

Operating income (loss)	-	20,714	(92)	(3,581)	(4,306)	12,735

Interest expense	-	16,426	-	47	-	16,473
Other loss (income)	-	1,777	-	(3,558)	-	(1,781)

Income (loss) before provision for (benefit from) income taxes	-	2,511	(92)	(70)	(4,306)	(1,957)

Provision for (benefit from) income taxes	-	329	(12)	(17)	(548)	(248)

Income (loss) from continuing operations	-	2,182	(80)	(53)	(3,758)	(1,709)

Loss from discontinued operations, net of income taxes	-	(24)	-	-	-	(24)
Income (loss) before equity in losses of subsidiaries, net of tax	-	2,158	(80)	(53)	(3,758)	(1,733)

Equity in losses of subsidiaires, net of tax	1,733	133	-	-	(1,866)	-

Net (loss) income	$(1,733)	$2,025	$(80)	$(53)	$(1,892)	$(1,733)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 31, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net sales	$-	$146,358	$503	$23,570	$(15,364)	$155,067
Cost of sales	-	65,976	173	18,860	(13,732)	71,277

Gross profit	-	80,382	330	4,710	(1,632)	83,790
Selling expenses	-	48,481	474	6,587	(60)	55,482
General and administrative expenses	-	16,825	-	31	46	16,902
Restructuring charges	-	655	-	-	-	655

Operating income (loss)	-	14,421	(144)	(1,908)	(1,618)	10,751

Interest expense	-	17,216	-	18	-	17,234
Other (income) loss	-	1,087	-	(2,179)	-	(1,092)

(Loss) income before (benefit from) provision for income taxes	-	(3,882)	(144)	253	(1,618)	(5,391)

(Benefit from) provision for income taxes	-	(1,357)	(50)	63	(577)	(1,921)

(Loss) income from continuing operations	-	(2,525)	(94)	190	(1,041)	(3,470)

Loss from discontinued operations, net of income taxes	-	(43)	-	-	-	(43)
(Loss) income before equity in losses (earnings) of subsidiaries, net of tax	-	(2,568)	(94)	190	(1,041)	(3,513)

Equity in losses (earnings) of subsidiaires, net of tax	3,513	(96)	-	-	(3,417)	-

Net (loss) income	$(3,513)	$(2,472)	$(94)	$190	$2,376	$(3,513)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended March 30, 2013
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(1,733)	$2,025	$(80)	$(53)	$(1,892)	$(1,733)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	(2,528)	-	(2,528)
Other comprehensive loss, net of tax	-	-	-	(2,528)	-	(2,528)
Equity in other comprehensive loss of subsidiaries, net of tax	(2,528)	-	-	-	2,528	-
Comprehensive (loss) income	$(4,261)	$2,025	$(80)	$(2,581)	$636	$(4,261)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended March 31, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(3,513)	$(2,472)	$(94)	$190	$2,376	$(3,513)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	1,078	-	1,078
Other comprehensive income, net of tax	-	-	-	1,078	-	1,078
Equity in other comprehensive income of subsidiaries, net of tax	1,078	-	-	-	(1,078)	-

Comprehensive (loss) income	$(2,435)	$(2,472)	$(94)	$1,268	$1,298	$(2,435)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 30, 2013
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(1,733)	$2,025	$(80)	$(53)	$(1,892)	$(1,733)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on derivative contracts	-	(1,757)	-	-	-	(1,757)
Depreciation and amortization	-	7,092	7	528	-	7,627
Unrealized gain on marketable securities	-	(130)	-	-	-	(130)
Equity-based compensation expense	-	159	-	-	-	159
Deferred taxes	-	1,558	(6)	(36)	-	1,516
Loss on extinguishment of debt	-	77	-	-	-	77
Loss on disposal and impairment of property and equipment	-	55	-	-	-	55
Equity in (earnings) losses of subsidiaries	1,733	133	-	(3,758)	1,892	-
Changes in assets and liabilities:
Accounts receivable	-	883	25	3,517	-	4,425
Inventory	-	(8,217)	-	(3,680)	-	(11,897)
Prepaid expenses and other assets	-	(7,036)	1	(717)	-	(7,752)
Accounts payable	-	(6,676)	(10)	147	-	(6,539)
Income taxes	-	(9,525)	-	(66)	-	(9,591)
Accrued expenses and other liabilities	-	(20,024)	(756)	(1,602)	-	(22,382)

NET CASH USED IN OPERATING ACTIVITIES	-	(41,383)	(819)	(5,720)	-	(47,922)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,480)	-	(1,390)	-	(4,870)
Intercompany payables/receivables	-	(6,441)	-	-	6,441	-
NET CASH USED IN INVESTING ACTIVITIES	-	(9,921)	-	(1,390)	6,441	(4,870)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Senior Secured Asset-Based Credit Facility	-	46,000	-	-	-	46,000
Repayments under Senior Notes	-	(10,000)	-	-	-	(10,000)
Dividend to YCC Holdings LLC	-	(16,168)	-	-	-	(16,168)
Repurchase of common stock	-	(484)	-	-	-	(484)
Principal payments on capital lease obligations	-	(294)	-	(100)	-	(394)
Intercompany payables/receivables	-	-	104	6,337	(6,441)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	19,054	104	6,237	(6,441)	18,954

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	(262)	-	(262)

NET DECREASE IN CASH	-	(32,250)	(715)	(1,135)	-	(34,100)

CASH, BEGINNING OF PERIOD	-	32,678	2,122	5,179	-	39,979

CASH, END OF PERIOD	$-	$428	$1,407	$4,044	$-	$5,879

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income	$(3,513)	$(2,472)	$(94)	$190	$2,376	$(3,513)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized gain on derivative contracts	-	(1,558)	-	-	-	(1,558)
Depreciation and amortization	-	8,313	6	280	-	8,599
Unrealized gain on marketable securities	-	(151)	-	-	-	(151)
Equity-based compensation expense	-	204	-	-	-	204
Deferred taxes	-	1,980	5	(68)	-	1,917
Loss on disposal and impairment of property and equipment	-	47	-	-	-	47
Equity in losses (earnings) of subsidiaries	3,513	(96)	-	(1,041)	(2,376)	-
Changes in assets and liabilities:
Accounts receivable	-	(3,201)	56	6,039	-	2,894
Inventory	-	(6,565)	4	(1,811)	-	(8,372)
Prepaid expenses and other assets	-	(6,166)	2	(2,450)	-	(8,614)
Accounts payable	-	(3,568)	(88)	29	-	(3,627)
Income taxes	-	(11,406)	-	366	-	(11,040)
Accrued expenses and other liabilities	-	(14,300)	(528)	82	-	(14,746)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-	(38,939)	(637)	1,616	-	(37,960)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(5,045)	(29)	(393)	-	(5,467)
Intercompany payables/receivables	-	1,304	-	-	(1,304)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(3,741)	(29)	(393)	(1,304)	(5,467)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000	-	-	-	15,000
Dividend to YCC Holdings LLC	-	(16,195)	-	-	-	(16,195)
Proceeds from issuance of common stock	-	12	-	-	-	12
Repurchase of common stock	-	(279)	-	-	-	(279)
Principal payments on capital lease obligations	-	(267)	-	(71)	-	(338)
Intercompany payables/receivables	-	-	101	(1,405)	1,304	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(1,729)	101	(1,476)	1,304	(1,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	77	-	77

NET DECREASE IN CASH	-	(44,409)	(565)	(176)	-	(45,150)

CASH, BEGINNING OF PERIOD	-	45,777	1,830	3,226	-	50,833

CASH, END OF PERIOD	$-	$1,368	$1,265	$3,050	$-	$5,683

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

YCC Holdings LLC ("YCC Holdings") and Yankee Holding Corp. ("Holding Corp.") are holding companies with no direct operations. Their principal assets are the indirect equity interests in The Yankee Candle Company, Inc. ("Yankee Candle"), and all of their operations are conducted through Yankee Candle, the wholly owned operating subsidiary of Holding Corp. Holding Corp. is a wholly owned subsidiary of YCC Holdings. YCC Holdings is a wholly owned subsidiary of Yankee Candle Investments LLC ("Yankee Investments"), which is in turn a wholly owned subsidiary of Yankee Candle Group LLC ("Yankee Group").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our condensed consolidated financial statements for both YCC Holdings and Holding Corp. and their subsidiaries, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies as discussed in YCC Holdings' and Holding Corp.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Except where otherwise indicated, this discussion relates to the consolidated financial statements for both YCC Holdings and Holding Corp. (Holding Corp. together with YCC Holdings and its direct and indirect subsidiaries, the "Companies").

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

Retail Operations: We are the largest specialty retailer of premium scented candles in the U.S. Our retail operations include our retail stores, our Consumer Direct business, our Fundraising business, and Chandler's restaurant (located at our South Deerfield, Massachusetts flagship store). We operated 557 specialty retail stores under the Yankee Candle® name as of March 30, 2013. Our retail stores, excluding our two flagship stores, average approximately 1,626 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Operations: We have an attractive and growing wholesale segment with a diverse customer base. As of March 30, 2013, we had approximately 35,063 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl's, regional department stores, "premium mass" retailers such as Target and Meijer, home improvement retailers and selected club stores and other national accounts. We believe the Yankee Candle® brand name is the most recognized brand in the premium scented candle market. Our wholesale customers are also loyal, with approximately 80% of our U.S. wholesale accounts having been customers for more than five years. We believe that our ability to provide industry leading category management expertise to our wholesale customers regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences is a significant competitive advantage that we plan to continue to leverage.

 International Operations: We sell our products in the United Kingdom and elsewhere internationally primarily through international distributors and our wholly-owned subsidiary Yankee Candle (Europe), LTD ("YCE"), which has an international wholesale customer network of approximately 6,100 store locations and distributors covering 56 countries as of March 30, 2013. YCE sells our products through multiple channels, with the majority of its sales occurring in the United Kingdom and Ireland through independent gift stores, national accounts and also through its "store within a store" retail concessions business. YCE also sells directly to wholesale accounts in countries such as Germany, Italy and France, and to numerous other countries through distributors. We intend to continue to grow our business outside of North America by leveraging our wholesale distribution network and our distribution center in Bristol, England, and by further expanding our international business, including further geographic expansion in Asia, primarily in Japan, China and Korea and in Latin America.

Seasonality: Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2013	March 31, 2012
YCC Holdings LLC Statements of Operations Data:
Net sales:
Retail	54.6%	52.2%
Wholesale	26.7	32.4
International	18.7	15.4
Total sales	100.0	100.0
Cost of sales	44.6	46.0
Gross profit	55.4	54.0
Selling expenses	35.2	35.8
General and administrative expenses	11.9	10.9
Restructuring charges	0.5	0.4
Operating income	7.8	6.9
Other expense, net	14.4	16.0
Loss from continuing operations before benefit from income taxes	(6.6)	(9.1)
Benefit from income taxes	(2.1)	(3.4)
Loss from continuing operations	(4.5)	(5.7)
Loss from discontinued operations, net of taxes	-	-
Net loss	(4.5)%	(5.7)%

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2013	March 31, 2012
Yankee Holding Corp. Statements of Operations Data:
Net sales:
Retail	54.6%	52.2%
Wholesale	26.7	32.4
International	18.7	15.4
Total sales	100.0	100.0
Cost of sales	44.6	46.0
Gross profit	55.4	54.0
Selling expenses	35.2	35.8
General and administrative expenses	11.9	10.9
Restructuring charges	0.5	0.4
Operating income	7.8	6.9
Other expense, net	9.0	10.4
Loss from continuing operations before benefit from income taxes	(1.2)	(3.5)
Benefit from income taxes	(0.2)	(1.2)
Loss from continuing operations	(1.0)	(2.3)
Loss from discontinued operations, net of taxes	-	-
Net loss	(1.0)%	(2.3)%

Thirteen weeks ended March 30, 2013 versus the Thirteen weeks ended March 31, 2012

SALES

Sales increased 5.4% to $163.4 million for the thirteen weeks ended March 30, 2013 from $155.1 million for the thirteen weeks ended March 31, 2012.

Retail Sales

Retail sales increased 10.2% to $89.2 million for the thirteen weeks ended March 30, 2013, from $81.0 million for the thirteen weeks ended March 31, 2012.

The increase in retail sales was achieved primarily through (i) a 44.4% comparable sales growth in our consumer direct business resulting in approximately $4.7 million in increased sales, (ii) increased comparable store sales of approximately $2.3 million, and (iii) increased sales attributable to stores opened in 2012 that have not entered the comparable store base (which in 2012 were open for less than a full year) of approximately $1.8 million, offset slightly by decreased sales in our fundraising business of approximately $0.6 million.

Comparable sales for our Retail business, including Consumer Direct, increased 10.3% for the thirteen weeks ended March 30, 2013 compared to the thirteen weeks ended March 31, 2012. Yankee Candle comparable store sales for the thirteen weeks ended March 30, 2013 increased 4.6% compared to the thirteen weeks ended March 31, 2012. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in transactions of 4.0% combined with an increase in the average ticket price of 0.6%. There were 537 stores included in the Yankee Candle comparable store base as of March 30, 2013 as compared to 509 stores included in the Yankee Candle comparable store base as of March 31, 2012. There were 557 total retail stores open as of March 30, 2013, compared to 554 total retail stores open as of March 31, 2012.

Wholesale Sales

Wholesale sales decreased 13.1% to $43.6 million for the thirteen weeks ended March 30, 2013 from $50.2 million for the thirteen weeks ended March 31, 2012.

The decrease in wholesale sales was primarily due to (i) decreased sales in our specialty and department store channel of approximately $5.4 million, and (ii) decreased sales in our gift store account channel of approximately $1.9 million, partially offset by increased sales in our "all other" channel of approximately $0.7 million.

International Sales

International sales increased 27.8% to $30.6 million for the thirteen weeks ended March 30, 2013 from $23.9 million for the thirteen weeks ended March 31, 2012.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $5.7 million, (ii) increased sales in our retail concession channel of $1.1 million, and (iii) an increase in our international distributor channels of $0.4 million. These increases in our international sales were partially offset by a decrease of $0.7 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

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

Gross profit increased 7.9% to $90.4 million for the thirteen weeks ended March 30, 2013 from $83.8 million for the thirteen weeks ended March 31, 2012. As a percentage of sales, gross profit increased to 55.4% for the thirteen weeks ended March 30 2013 from 54.0% for the thirteen weeks ended March 31, 2012. Included in gross profit for the thirteen weeks ended March 30, 2013 and March 31, 2012 are purchase accounting costs of $0.1 million and $0.5 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit increased 9.4% to $55.8 million for the thirteen weeks ended March 30, 2013 from $51.1 million for the thirteen weeks ended March 31, 2012. The increase in gross profit was primarily due to (i) increased sales volume, which contributed approximately $7.4 million, (ii) price increases taken during the first quarter of 2012, which assuming no elasticity, contributed $1.4 million, and (iii) favorable supply chain operations costs inclusive of product mix, of approximately $0.4 million. These increases in gross profit were partially offset by increased promotional and marketing activity of approximately $4.5 million.

As a percentage of retail sales, retail gross profit decreased to 62.6% for the thirteen weeks ended March 30, 2013 from 63.1% for the thirteen weeks ended March 31, 2012.  The decrease in gross profit rate was driven by increased promotional activity, which decreased gross profit by approximately 1.8%.  This decrease in gross profit rate was partially offset by (i) favorable supply chain operations costs, inclusive of product mix, which increased the gross profit rate by approximately 0.5% and (ii) price increases taken during the first quarter of 2012, which assuming no elasticity, increased gross profit by approximately 0.6%.

Wholesale Gross Profit

Wholesale gross profit decreased 7.2% to $21.5 million for the thirteen weeks ended March 30, 2013 from $23.2 million for the thirteen weeks ended March 31, 2012. The decrease in wholesale gross profit was primarily attributable to decreased sales volume, which decreased gross profit by approximately $3.5 million.  This decrease was partially offset by (i) favorable supply chain operations costs, inclusive of product mix, of approximately $1.4 million driven largely by stronger margins within our "all other" channel, (ii) price increases taken during the first quarter of 2012, which, assuming no elasticity, increased gross profit by approximately $0.2 million, and (iii) decreased promotional and marketing activity of approximately $0.2 million.

As a percentage of wholesale sales, wholesale gross profit increased to 49.3% for the thirteen weeks ended March 30, 2013 from 46.2% for the thirteen weeks ended March 31, 2012. The increase in gross profit rate was primarily attributable to (i) favorable supply chain operations costs, inclusive of product mix, of 2.7% driven largely by stronger margins within our "all other" channel, (ii) decreased promotional and marketing activity which increased gross profit rate by 0.3% and (iii) price increases taken during the first quarter of 2012, which, assuming no elasticity, contributed approximately 0.1%.

International Gross Profit

International gross profit increased 31.3% to $13.2 million for the thirteen weeks ended March 30, 2013 from $10.1 million for the thirteen weeks ended March 31, 2012. The increase in international gross profit was primarily attributable to (i) increased sales volume, which decreased gross profit by $3.0 million, (ii) favorable product cost mix of $0.7 million, and (iii) decreased allowances and promotional activity, which contributed approximately $0.2 million to gross profit. These increases in gross profit were partially offset by increased supply chain operations costs, which decreased gross profit by approximately $0.5 million, coupled with a decrease of $0.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

As a percentage of international sales, international gross profit increased to 43.3% for the thirteen weeks ended March 30, 2013 from 42.2% for the thirteen weeks ended March 31, 2012.

The increase in gross profit rate was primarily attributable to (i) favorable product cost mix of approximately 2.4% and (ii) decreased allowances and promotional activity, which contributed 0.3% to gross profit rate, partially offset by increased supply chain operations costs of 1.6%.

SELLING EXPENSES

Selling expenses increased 3.6% to $57.5 million for the thirteen weeks ended March 30, 2013 as compared to $55.5 million for the thirteen weeks ended March 31, 2012. These expenses were related to wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.  As a percentage of sales, selling expenses were 35.2% and 35.8% for the thirteen weeks ended March 30, 2013 and the thirteen weeks ended March 31, 2012, respectively. Included in selling expenses for thirteen weeks ended March 30, 2013 and the thirteen weeks ended March 31, 2012 are purchase accounting costs of $0.5 million and $1.6 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 2.7% to $46.0 million for the thirteen weeks ended March 30, 2013 as compared to $44.8 million for the thirteen weeks ended March 31, 2012. The increase in retail selling expenses was primarily related to selling expenses incurred in new Yankee Candle retail stores opened in 2012, which accounted for an increase of approximately $1.2 million. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred.

As a percentage of retail sales, retail selling expenses were 51.5% and 55.3% for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. The decrease in selling expense rate was primarily due to (i) the leveraging of selling and occupancy expenses by 3.2% as a result of increased comparable store sales, (ii) decreased marketing, labor and other expenses as a percent of sales of 0.7% as a result of increased sales volume in our consumer direct business and at retail stores.

Wholesale Selling Expenses

Wholesale selling expenses decreased 2.8% to $2.9 million for the thirteen weeks ended March 30, 2013 from $3.0 million for the thirteen weeks ended March 31, 2012. These expenses relate to payroll, advertising and other operating costs. The decrease in selling expenses was primarily attributable to a focus on cost containment in light of the lower sales volume in the quarter.

As a percentage of wholesale sales, wholesale selling expenses were 6.7% and 6.0% for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. The increase in selling expense as a rate of sales was primarily due to the decreased sales volume.

International Selling Expenses

International selling expenses increased 31.6% to $8.1 million for the thirteen weeks ended March 30, 2013 from $6.1 million for the thirteen weeks ended March 31, 2012. As a percentage of international sales, international selling expenses were 26.4% and 25.6% for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. The increase in selling expenses was primarily related to (i) increased employment and labor expenses of $1.0 million resulting from investments in additional talent and resources to drive growth and (ii) and increases in other operating costs of approximately $0.9 million primarily driven by increased sales volume in this business.  The increase in selling expenses as a percentage of sales was primarily related to the increased labor costs of approximately 1.0% related to increases in employment and labor investments in the business.

General and Administrative Expenses

General and administrative expenses, which are shown in the unallocated/corporate/other column of the Companies' segment footnote, consist primarily of personnel-related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $19.5 million for the thirteen weeks ended March 30, 2013 compared to $16.9 million for the thirteen weeks ended March 31, 2012.  As a percentage of sales, general and administrative expenses were 11.9% and 10.9% for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. General and administrative costs increases were driven by (i) increased labor and employment expenses of $1.4 million, (ii) increased consulting and advertising expenses of $0.8 million and (iii) increased legal fees of $0.4 million. These increases were partially offset by decreased medical costs of $0.5 million.

Restructuring Charges

During the first quarter of 2013, the Companies' wholly-owned subsidiary YCE, closed a satellite office located in Germany and also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  As a result of these changes the Companies incurred restructuring charges of $0.8 million during the first quarter of 2013 related to employee related severance costs and costs for exiting the German office.

During 2012, the Companies restructured their Wholesale and Retail operations.  The Companies also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to the executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes.  As a result of these changes the Companies incurred restructuring charges of $0.7 million during the thirteen weeks ended March 31, 2012 for employee related severance costs.

Interest Expense and Other (Income) Expense, Net

YCC Holdings' interest expense and other (income) expense, net, which are shown in YCC Holdings' unallocated/corporate/other column of YCC Holdings' segment footnote was $23.5 million for the thirteen weeks ended March 30, 2013 compared to $24.9 million for the thirteen weeks ended March 31, 2012.  The primary component of these expenses was interest expense, which was $25.3 million and $25.9 million for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

Holding Corp.'s interest expense and other expense, net, which are shown in Holding Corp.'s unallocated/corporate/other column of Holding Corp.'s segment footnote was $14.7 million for the thirteen weeks ended March 30, 2013 compared to $16.1 million for the thirteen weeks ended March 31, 2012.  The primary component of these expenses was interest expense, which was $16.5 million and $17.2 million for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

Changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended March 30, 2013 and March 31, 2012 we recognized a gain of $1.8 million and $1.6 million, respectively, related to derivative contracts.

Benefit from Income Taxes

The benefit from income taxes for YCC Holdings for the thirteen weeks ended March 30, 2013 and March 31, 2012 was approximately $3.5 million and $5.2 million, respectively. The effective tax rates for the thirteen weeks ended March 30, 2013 and March 31, 2012 were 32.1% and 36.9%, respectively.

The decrease in the YCC Holdings effective tax rate for thirteen weeks ended March 30, 2013 compared to thirteen weeks ended March 31, 2012 was primarily attributable to a valuation allowance established against net operating loss carryforwards in Canada.

The benefit from income taxes for Holding Corp. for the thirteen weeks ended March 30, 2013 was $0.2 million compared to $1.9 million for the thirteen weeks ended March 31, 2012. The effective tax rates for the thirteen weeks ended March 30, 2013 and March 31, 2012 were 12.7% and 35.6%, respectively.

The decrease in the Holding Corp. effective tax rate for thirteen weeks ended March 30, 2013 compared to thirteen weeks ended March 31, 2012 is primarily attributable to a valuation allowance established against net operating loss carryforwards in Canada.

Loss from Discontinued Operations, Net of Tax

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, the Companies have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The loss from discontinued operations was minimal for both the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity for our business is cash flow generated from operations. We also have availability under our ABL Facility subject to continued compliance with the covenants therein. We expect that our primary liquidity requirements will be debt service, working capital and capital expenditures.

Term Loan Facility

The Term Loan Facility matures on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% ($1.8 million) of the original aggregate principal amount of the Term Loan Facility with the balance payable at final maturity. However, at the end of 2012, the Company made a principal payment of $67.0 million; as a result of the payment, no quarterly principal payments are due on the Term Loan Facility through its maturity and no amounts are classified as current in the accompanying condensed consolidated balance sheet.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of March 30, 2013, the interest rate applicable to the Term Loan Facility was 5.25%.

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2012 through the quarter ending September 28, 2013, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.00 to 1.00. As of March 30, 2013, Yankee Candle's actual net total leverage ratio was 4.39 to 1.00, as defined in the Term Loan Facility. As of March 30, 2013, total Holding Corp. debt (including Yankee Candle's capital lease obligations of $5.0 million and net of $5.9 million in cash) was approximately $887.5 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

Set forth below is a reconciliation of Yankee Candle's Consolidated EBITDA, as calculated under Yankee Candle's Term Loan Facility, to EBITDA and net income for the four quarters ended March 30, 2013 (in thousands):

Net income	$58,103
Income tax provision	35,207
Interest expense, net (excluding amortization of deferred financing fees)	58,713
Depreciation and amortization	30,925
EBITDA	182,948
Share-based compensation expense	709
Restructuring charges	1,834
Fees paid pursuant to the Management Agreement	1,500
Other non-cash expense	15,203
Consolidated Adjusted EBITDA under the Credit Facility	$202,194

Yankee Candle used interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on the Term Loan Facility.  During the second and third quarters of 2009, Yankee Candle entered into forward starting amortizing interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011. The aggregate notional value was amortized over the life of the swaps. The forward starting swap agreements expired in March 2013.

Asset-Based Credit Facility

The ABL Facility expires on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and eligible accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle's Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle's German subsidiary and up to $75.0 million for borrowing by YCE. Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of March 30, 2013 the interest rate applicable to the ABL Facility was 1.75%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on eligible receivables and inventory (the "ABL Loan Cap") and (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days. As of March 30, 2013, the ABL Loan Cap was $77.0 million. As of March 30, 2013, Yankee Candle had outstanding letters of credit of $2.9 million and $46.0 million outstanding under the ABL Facility resulting in available borrowing capacity of $28.2 million, or 36.6% of the Loan Cap.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

Senior Subordinated Notes and Senior Notes

In April 2012, $315.0 million of Yankee Candle's senior notes due 2015 were redeemed in connection with the refinancing of our senior secured credit facility. During the first quarter of 2013, Yankee Candle redeemed the remaining $10.0 million in aggregate principal amount of its senior notes at par.  As all of the senior notes have been redeemed, the obligations of Yankee Candle and the guarantors under the related indenture have been discharged.

Yankee Candle's senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The senior subordinated notes mature on February 15, 2017. Obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Holding Corp. and Yankee Candle's existing and future domestic subsidiaries.

The indenture governing the senior subordinated notes restricts the ability of Holding Corp., Yankee Candle and most or all of Yankee Candle's subsidiaries to: incur additional debt; pay dividends or make other distributions on the Company's capital stock or repurchase capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

Senior PIK Notes of YCC Holdings

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of Senior PIK Notes pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million. Cash interest on the Senior PIK Notes accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest") to the extent described in the related indenture.

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle's ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at March 30, 2013 by A) Yankee Candle's Term Loan Facility, B) Yankee Candle's ABL Facility and C) the indenture governing the Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indenture governing Yankee Candle's senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements. For a more detailed description of restrictions reference our most recently issued Form 10-K.

During both of the thirteen weeks ended March 30, 2013 and March 31, 2012, Holding Corp. declared and paid dividends of $16.2 to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At March 30, 2013, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $152.1 million.

Cash Flows and Funding of our Operations

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of March 30, 2013, was $5.9 million compared to $40.0 million as of December 29, 2012.  Cash used in operating activities for Holding Corp. for the thirteen weeks ended March 30, 2013 was $47.9 million as compared to cash used in operations of $38.0 million for the thirteen weeks ended March 31, 2012.

The increase in cash used in operations relative to the prior year was primarily driven by an increase in inventory build relative to the prior year quarter of $3.5 million, an increase in cash paid for operational expenditures of approximately $5.6 million and an increase in cash paid for incentive compensation of $5.4 million. These uses of cash were partially offset by an increase in operating income net of depreciation and amortization of $1.0 million and a decrease in cash paid for interest of $4.1 million which was primarily related to interest rate differences and changes in the timing of our required payments under the debt refinancing that occurred in April 2012. The refinancing resulted in slightly higher interest rates overall and also resulted in paying interest monthly on the Term Loan Facility as opposed to paying interest semi-annually on the $315.0 million of Senior Notes.

Cash used in operating activities for YCC Holdings during the thirteen weeks ended March 30, 2013 was $64.1 million as compared to cash used in operations of $54.2 million for the thirteen weeks ended March 31, 2012.  The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to interest paid on the Senior PIK Notes.  Those interest payments are funded by dividends from Holding Corp. to YCC Holdings and are recorded as a financing activity by Holding Corp. as compared to an operating activity for YCC Holdings.

Net cash used in investing activities was $4.9 million and $5.5 million for the thirteen weeks ended March 30, 2013 and March 31, 2012 respectively and was used for the purchase of property and equipment, primarily related to store renovations, technology investments and supply chain initiatives.

For the thirteen weeks ended March 30, 2013, net cash provided by financing activities for Holding Corp. was $19.0 million compared to cash used in financing activities of $1.8 million for the thirteen weeks ended March 31, 2012.  For the thirteen weeks ended March 30, 2013, net cash provided by financing activities for YCC Holdings was $35.1 million compared to cash provided by financing activities of $14.4 million for the thirteen weeks ended March 31, 2012. The fluctuation in financing activities for both Holding Corp. and YCC Holdings was primarily driven by increased borrowings under the ABL Facility during the first quarter of 2013 as compared to borrowings under the Senior Secured Credit Facility during the first quarter of 2012. The increase in borrowings under the ABL Facility during the first quarter of 2013 was partially offset by the redemption of the remaining $10.0 million of its Senior Notes. The difference in financing activities between Holding Corp. and YCC Holdings is primarily attributable to the dividends paid to YCC Holdings to fund interest payments on the $315.0 million Senior PIK Notes.

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under Yankee Candle's Term Loan Facility and ABL Facility and the indenture governing Yankee Candle's Senior Subordinated Notes, to generate the funds necessary to meet its outstanding debt service obligations. Holding Corp. funds its operations through a combination of internally generated cash from operations and from borrowings under Yankee Candle's ABL Facility. Our primary uses of cash are debt service requirements, working capital requirements and capital expenditures. We anticipate that cash generated from operations together with amounts available under Yankee Candle's ABL Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal on and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2013 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under Yankee Candle's ABL Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. At March 30, 2013, Yankee Candle had $700.4 million of floating rate debt and $188.0 million of fixed rate debt. At March 30, 2013, YCC Holdings had an additional $315.0 million of fixed rate debt. For fixed rate debt, market interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, market interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $700.4 million outstanding under Yankee Candle's Term Loan Facility and ABL Facility bears interest at variable rates. Borrowings under Yankee Candle's Term Loan Facility bear interest at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of March 30, 2013, the weighted average combined interest rate on Yankee Candle's Term Loan Facility and ABL Facility was 5.02%.  Because Yankee Candle's Term Loan Facility and ABL Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in market interest rates.

The variable nature of our obligations under Yankee Candle's Term Loan Facility and ABL Facility creates interest rate risk. In order to mitigate this risk we used interest rate swaps to manage the variability of a portion of the cash flows associated with the forecasted interest payments on Yankee Candle's Term Loan Facility. This was achieved through converting a portion of the floating rate Term Loan Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, Yankee Candle converted a portion of its Term Loan Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. Our interest rate swap agreements expired in March 2013. Based on Yankee Candle's outstanding floating rate debt under the Term Loan Facility, as of March 30, 2013, a 10.0% increase or decrease in current market interest rates would have no effect on our current term loan interest expense because of the LIBOR floor.

Commodity Price Risk

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product, but its market price has not always correlated directly to the movement of oil prices, as factors such as global supply and demand and inflation have also impacted wax prices during various periods. Future increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins. During the thirteen weeks ended March 30, 2013 and March 31, 2012, we did not manage commodity price risk with derivative instruments.

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

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC's management, with the participation of its chief executive officer and treasurer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, YCC Holdings LLC's chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC's internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.'s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, Yankee Holding Corp.'s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in Yankee Holding Corp.'s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.'s internal control over financial reporting.

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

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. We do not assume an obligation to update any forward-looking statement.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, please see "Risk Factors" in Part I, Item 1A of the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission for a discussion of the Company's potential risks or uncertainties which could materially affect our business, financial condition or results of operations. There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K for the year ended December 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, dated May 13, 2013

31.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(a) under the Securities Exchange Act of 1934, dated May 13, 2013

31.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 15d -14(a) under the Securities Exchange Act of 1934, dated May 13, 2013

31.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(a) under the Securities Exchange Act of 1934, dated May 13, 2013

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated May 13, 2013

32.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated May 13, 2013

32.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated May 13, 2013

32.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated May 13, 2013

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: May 13, 2013	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: May 13, 2013	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Treasurer
(Principal Financial and Accounting Officer)