Form 10-Q
period 2013-06-29
YCC Holdings LLC; Yankee Holding Corp.
filed 2013-08-12
CIK 1390804, 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2013

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

As of August 2, 2013, there were 497,981 shares of Yankee Holding Corp. common stock, $0.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

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

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
CURRENT ASSETS:
Cash	$3,784	$39,979
Accounts receivable, net	52,324	63,572
Inventory	108,284	77,969
Prepaid expenses and other current assets	26,713	4,882
Deferred tax assets	8,564	6,814

TOTAL CURRENT ASSETS	199,669	193,216

PROPERTY AND EQUIPMENT, NET	128,114	121,553
GOODWILL	643,570	643,570
INTANGIBLE ASSETS, NET	267,870	268,033
DEFERRED FINANCING COSTS	17,340	19,684
OTHER ASSETS	3,039	2,326

TOTAL ASSETS	$1,259,602	$1,248,382

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$23,652	$25,309
Accrued payroll	9,049	13,680
Accrued interest	19,028	22,547
Accrued income taxes	-	7,110
Accrued purchases of property and equipment	5,057	3,434
Current portion of capital leases	1,709	1,661
Other accrued liabilities	33,039	39,686

TOTAL CURRENT LIABILITIES	91,534	113,427

DEFERRED TAX LIABILITIES	118,346	117,135
LONG-TERM DEBT	1,208,082	1,156,840
DEFERRED RENT	13,254	12,886
CAPITAL LEASES, NET OF CURRENT PORTION	3,007	3,767
OTHER LONG-TERM LIABILITIES	7,355	5,911
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT
Common Units	120,044	120,204
Accumulated deficit	(297,999)	(280,086)
Accumulated other comprehensive loss	(4,021)	(1,702)

Total member's deficit	(181,976)	(161,584)

TOTAL LIABILITIES AND MEMBER'S DEFICIT	$1,259,602	$1,248,382

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended June 29, 2013	Thirteen Weeks Ended June 30, 2012
Net sales	$155,680	$145,327
Cost of sales	71,866	63,906

Gross profit	83,814	81,421
Selling expenses	56,066	53,231
General and administrative expenses	20,732	17,951
Restructuring charges	-	1,070

Operating income	7,016	9,169
Interest expense	23,780	27,320
Loss on extinguishment of debt	-	13,376
Other income	(469)	(1,735)

Loss from continuing operations before benefit from income taxes	(16,295)	(29,792)
Benefit from income taxes	(5,748)	(11,105)

Loss from continuing operations	(10,547)	(18,687)
Loss from discontinued operations, net of income taxes	(21)	(31)

Net loss	$(10,568)	$(18,718)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 29, 2013	June 30, 2012

Net loss	$(10,568)	$(18,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	209	(675)
Other comprehensive income (loss)	209	(675)

Comprehensive loss	$(10,359)	$(19,393)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
Net sales	$319,056	$300,394
Cost of sales	144,808	135,183

Gross profit	174,248	165,211
Selling expenses	113,542	108,714
General and administrative expenses	40,209	34,897
Restructuring charges	764	1,725

Operating income	19,733	19,875
Interest expense	49,065	53,264
Loss on extinguishment of debt	-	13,376
Other income	(2,250)	(2,827)

Loss from continuing operations before benefit from income taxes	(27,082)	(43,938)
Benefit from income taxes	(9,214)	(16,323)

Loss from continuing operations	(17,868)	(27,615)
Loss from discontinued operations, net of income taxes	(45)	(74)

Net loss	$(17,913)	$(27,689)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 29, 2013	Twenty-Six Weeks Ended June 30, 2012

Net loss	$(17,913)	$(27,689)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,319)	403
Other comprehensive (loss) income	(2,319)	403

Comprehensive loss	$(20,232)	$(27,286)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
(in thousands, except units)
(Unaudited)

	Common Units
	Units	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Member's Equity (Deficit)

BALANCE, DECEMBER 31, 2011	1,000	$122,038	$(313,009)	$(3,184)	$(194,155)

Issuance of Common Units	-	17	-	-	17
Repurchase of Common Units	-	(279)	-	-	(279)
Equity-based compensation expense	-	424	-	-	424
Net loss	-	-	(27,689)	-	(27,689)
Other comprehensive income tax	-	-	-	403	403

BALANCE, JUNE 30, 2012	1,000	$122,200	$(340,698)	$(2,781)	$(221,279)

BALANCE, DECEMBER 29, 2012	1,000	120,204	(280,086)	(1,702)	(161,584)

Repurchase of Common Units	-	(484)	-	-	(484)
Equity-based compensation expense	-	324	-	-	324
Net loss	-	-	(17,913)	-	(17,913)
Other comprehensive loss	-	-	-	(2,319)	(2,319)

BALANCE, JUNE 29, 2013	1,000	$120,044	$(297,999)	$(4,021)	$(181,976)

See notes to condensed consolidated financial statements

YCC HOLDINGS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 29, 2013	Twenty-Six Weeks Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,913)	$(27,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(1,757)	(3,741)
Depreciation and amortization	16,672	17,693
Unrealized gain on marketable securities	(135)	(92)
Equity-based compensation expense	324	424
Deferred taxes	50	3,138
Loss on extinguishment of debt	77	13,376
Loss on disposal and impairment of property and equipment	273	37
Restructuring charges	-	1,070
Changes in assets and liabilities:
Accounts receivable	9,879	17,693
Inventory	(31,783)	(33,726)
Prepaid expenses and other assets	(10,970)	(6,111)
Accounts payable	(1,463)	(194)
Income taxes	(17,803)	(27,107)
Accrued expenses and other liabilities	(11,700)	(10,459)

NET CASH USED IN OPERATING ACTIVITIES	(66,249)	(55,688)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(18,493)	(14,869)

NET CASH USED IN INVESTING ACTIVITIES	(18,493)	(14,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000
Borrowings under Senior Secured Asset-Based Credit Facility	60,000	32,000
Borrowings under Term Loan Facility	-	717,750
Repayments under Senior Notes	(10,000)	-
Payments of call premiums and fees for extinguishment of debt	-	(6,763)
Repayments under Senior Secured Credit Facility	-	(718,125)
Repayments under Term Loan Facility	-	(1,812)
Financing costs	-	(11,579)
Proceeds from issuance of Common Units	-	17
Repurchase of Common Units	(484)	(279)
Principal payments on capital lease obligations	(774)	(665)

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,742	25,544

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(195)	10

NET DECREASE IN CASH	(36,195)	(45,003)
CASH, BEGINNING OF PERIOD	39,979	50,833

CASH, END OF PERIOD	$3,784	$5,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48,937	$59,611

Income taxes	$8,500	$7,597

Net change in accrued purchases of property and equipment	$(1,623)	$(1,398)
Noncash Financing Activities:
Capital lease obligations related to equipment purchase	$109	$2,195

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
CURRENT ASSETS:
Cash	$3,784	$39,979
Accounts receivable, net	52,324	63,572
Inventory	108,284	77,969
Prepaid expenses and other current assets	26,713	4,882
Deferred tax assets	8,564	6,814

TOTAL CURRENT ASSETS	199,669	193,216

PROPERTY AND EQUIPMENT, NET	128,114	121,553
GOODWILL	643,570	643,570
INTANGIBLE ASSETS, NET	267,870	268,033
DEFERRED FINANCING COSTS	11,399	12,799
OTHER ASSETS	3,039	2,326

TOTAL ASSETS	$1,253,661	$1,241,497

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,652	$25,309
Accrued payroll	9,049	13,680
Accrued interest	7,077	10,614
Accrued income taxes	-	7,110
Accrued purchases of property and equipment	5,057	3,434
Current portion of capital leases	1,709	1,661
Other accrued liabilities	33,039	39,686

TOTAL CURRENT LIABILITIES	79,583	101,494

DEFERRED TAX LIABILITIES	118,346	117,135
LONG-TERM DEBT	896,821	846,174
DEFERRED RENT	13,254	12,886
CAPITAL LEASES, NET OF CURRENT PORTION	3,007	3,767
OTHER LONG-TERM LIABILITIES	7,355	5,911
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock: $.01 par value; 500,000 issued and 497,981 outstanding at June 29, 2013 and December 29, 2012	414,304	414,788
Additional paid-in capital	36,912	30,144
Treasury stock: at cost, 2,019 shares at March 30, 2013 and December 29, 2012	(1,809)	(1,809)
Accumulated deficit	(310,091)	(287,291)
Accumulated other comprehensive loss	(4,021)	(1,702)

Total stockholder's equity	135,295	154,130

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,253,661	$1,241,497

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended June 29, 2013	Thirteen Weeks Ended June 30, 2012
Net sales	$155,680	$145,327
Cost of sales	71,866	63,906

Gross profit	83,814	81,421
Selling expenses	56,066	53,231
General and administrative expenses	20,712	17,951
Restructuring charges	-	1,070

Operating income	7,036	9,169
Interest expense	14,883	18,553
Loss on extinguishment of debt	-	13,376
Other income	(469)	(1,735)

Loss from continuing operations before benefit from income taxes	(7,378)	(21,025)
Benefit from income taxes	(2,521)	(7,515)

Loss from continuing operations	(4,857)	(13,510)
Loss from discontinued operations, net of income taxes	(21)	(31)

Net loss	$(4,878)	$(13,541)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 29, 2013	June 30, 2012

Net loss	$(4,878)	$(13,541)
Other comprehensive income (loss):
Foreign currency translation adjustments	209	(675)
Other comprehensive income (loss)	209	(675)

Comprehensive loss	$(4,669)	$(14,216)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 29, 2013	Twenty-Six Weeks Ended June 30, 2012
Net sales	$319,056	$300,394
Cost of sales	144,808	135,183

Gross profit	174,248	165,211
Selling expenses	113,542	108,714
General and administrative expenses	40,170	34,852
Restructuring charges	764	1,725

Operating income	19,772	19,920
Interest expense	31,357	35,787
Loss on extinguishment of debt	-	13,376
Other income	(2,250)	(2,827)

Loss from continuing operations before benefit from income taxes	(9,335)	(26,416)
Benefit from income taxes	(2,769)	(9,436)

Loss from continuing operations	(6,566)	(16,980)
Loss from discontinued operations, net of income taxes	(45)	(74)

Net loss	$(6,611)	$(17,054)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2013	June 30, 2012

Net loss	$(6,611)	$(17,054)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,319)	403
Other comprehensive (loss) income	(2,319)	403

Comprehensive loss	$(8,930)	$(16,651)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands, except treasury shares)
(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

BALANCE, DECEMBER 31, 2011	500	417,411	17,718	2,019	(1,809)	(311,225)	(3,184)	118,911

Issuance of common stock	-	-	17	-	-	-	-	17
Repurchase of common stock	-	(279)	-	-	-	-	-	(279)
Equity-based compensation expense	-	-	424	-	-	-	-	424
Contributions by YCC Holdings LLC	-	-	6,886	-	-	-	-	6,886
Dividend to YCC Holdings LLC	-	-	-	-	-	(16,195)	-	(16,195)
Net loss	-	-	-	-	-	(17,054)	-	(17,054)
Other comprehensive income	-	-	-	-	-	-	403	403

BALANCE, JUNE 30, 2012	500	$417,132	$25,045	2,019	$(1,809)	$(344,474)	$(2,781)	$93,113

BALANCE, DECEMBER 29, 2012	500	$414,788	$30,144	2,019	$(1,809)	$(287,291)	$(1,702)	$154,130

Repurchase of common stock	-	(484)	-	-	-	-	-	(484)
Equity-based compensation expense	-	-	324	-	-	-	-	324
Contributions by YCC Holdings LLC	-	-	6,444	-	-	-	-	6,444
Dividend to YCC Holdings LLC	-	-	-	-	-	(16,189)	-	(16,189)
Net loss	-	-	-	-	-	(6,611)	-	(6,611)
Other comprehensive loss	-	-	-	-	-	-	(2,319)	(2,319)

BALANCE, JUNE 29, 2013	500	$414,304	$36,912	2,019	$(1,809)	$(310,091)	$(4,021)	$135,295

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended June 29, 2013	Twenty-Six Weeks Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,611)	$(17,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on derivative contracts	(1,757)	(3,741)
Depreciation and amortization	15,133	16,322
Unrealized gain on marketable securities	(135)	(92)
Equity-based compensation expense	324	424
Deferred taxes	50	3,138
Loss on extinguishment of debt	77	13,376
Loss on disposal and impairment of property and equipment	273	37
Restructuring charges	-	1,070
Changes in assets and liabilities:
Accounts receivable	9,879	17,693
Inventory	(31,783)	(33,726)
Prepaid expenses and other assets	(10,970)	(6,111)
Accounts payable	(1,463)	(194)
Income taxes	(11,359)	(20,221)
Accrued expenses and other liabilities	(11,718)	(10,414)

NET CASH USED IN OPERATING ACTIVITIES	(50,060)	(39,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,493)	(14,869)

NET CASH USED IN INVESTING ACTIVITIES	(18,493)	(14,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility	-	15,000
Borrowings under Senior Secured Asset-Based Credit Facility	60,000	32,000
Borrowings under Term Loan Facility	-	717,750
Repayments under Senior Notes	(10,000)	-
Payments of call premiums and fees for extinguishment of debt	-	(6,763)
Repayments under Term Loan Facility	-	(1,812)
Repayments under Senior Secured Credit Facility	-	(718,125)
Financing costs	-	(11,579)
Dividend to YCC Holdings LLC	(16,189)	(16,195)
Proceeds from issuance of common stock	-	17
Repurchase of common stock	(484)	(279)
Principal payments on capital lease obligations	(774)	(665)

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,553	9,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(195)	10

NET DECREASE IN CASH	(36,195)	(45,003)
CASH, BEGINNING OF PERIOD	39,979	50,833

CASH, END OF PERIOD	$3,784	$5,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,794	$43,467

Income taxes	$8,500	$7,597

Net change in accrued purchases of property and equipment	$(1,623)	$(1,398)
Noncash Financing Activities:
Noncash contribution by YCC Holdings LLC	$6,444	$6,886
Capital lease obligations related to equipment purchase	$109	$2,195

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

The Yankee Candle Company, Inc. (Yankee Candle)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures Relating To Comprehensive Income (Loss)

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI"). ASU 2013-12 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Companies adopted ASU 2013-02 on December 30, 2012. The adoption did not have a material impact on the Companies' condensed consolidated financial statements.

3. INVENTORY

The Companies value their inventory on the first–in first–out ("FIFO") basis. The components of inventory were as follows (in thousands):

	June 29, 2013	December 29, 2012
Finished goods	$98,558	$69,293
Work-in-process	363	678
Raw materials and packaging	9,363	7,998

Total inventory	$108,284	$77,969

4. GOODWILL AND INTANGIBLE ASSETS

The Companies have determined that their tradenames have an indefinite useful life and, therefore, are not being amortized. In accordance with Accounting Standards Codification ("ASC") Topic 350 "Intangibles - Goodwill and Other," goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the twenty-six weeks ended June 29, 2013 and June 30, 2013.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 29, 2013
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,759	(63,721)	38
Favorable lease agreements	5	2,330	(2,198)	132
Other	3	36	(36)	-

Total finite-lived intangible assets		66,125	(65,955)	170

Total intangible assets		$333,825	$(65,955)	$267,870

December 29, 2012
Indefinite life:
Tradenames	N/A	$267,700	$-	$267,700

Finite-lived intangible assets:
Customer lists	5	63,788	(63,663)	125
Favorable lease agreements	5	2,330	(2,122)	208
Other	3	36	(36)	-

Total finite-lived intangible assets		66,154	(65,821)	333

Total intangible assets		$333,854	$(65,821)	$268,033

Total amortization expense from finite–lived intangible assets was $0.1 million for both the thirteen weeks ended June 29, 2013 and June 30, 2012.  Total amortization expense from finite–lived intangible assets was $0.1 million and $1.3 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

5. LONG-TERM DEBT

Long-term debt consisted of the following at June 29, 2013 and December 29, 2012 (in thousands):

	June 29,	December 29,
	2013	2012
Holding Corp.
Senior secured asset-based credit facility	$60,000	$-
Senior secured term loan facility, net of unamortized discount of $5,554 at June 29, 2013 and $6,201 at December 29, 2012	648,821	648,174
Senior notes due 2015	-	10,000
Senior subordinated notes due 2017	188,000	188,000
Total Holding Corp.	896,821	846,174
Senior PIK notes due 2016, net of unamortized discount of $3,739 at June 29, 2013 and $4,334 at December 29, 2012	311,261	310,666
Total YCC Holdings	$1,208,082	$1,156,840

Term Loan Facility

The Senior Secured Term Loan Facility (the "Term Loan Facility") matures on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate if the senior subordinated notes due 2017 (the "Senior Subordinated Notes") and the senior PIK notes due 2016 ("Senior PIK Notes") are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is payable in quarterly principal payments of $1.8 million with the balance due at maturity. However, at the end of 2012, the Company made a principal payment of $67.0 million; as a result of the payment, no quarterly principal payments are due on the Term Loan Facility through its maturity and no amounts are classified as current in the accompanying condensed consolidated balance sheets. Amounts repaid under the Term Loan Facility cannot be reborrowed. As of June 29, 2013, the Term Loan Facility had outstanding borrowings of $654.4 million.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of June 29, 2013, the interest rate applicable to the Term Loan Facility was 5.25%.

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2012 through the quarter ending September 28, 2013, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.00 to 1.00. As of June 29, 2013, Yankee Candle's actual net total leverage ratio was 4.53 to 1.00, as defined in the Term Loan Facility. As of June 29, 2013, total Holding Corp. debt (including Yankee Candle's capital lease obligations of $4.7 million and net of $3.8 million in cash) was approximately $903.3 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

Asset-Based Credit Facility

The Senior Secured Asset-Based Credit Facility (the "ABL Facility") expires on April 2, 2017; however, the expiration date of the ABL Facility will accelerate if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to $175.0 million subject to eligible inventory and eligible accounts receivable balances.  The ABL Facility is inclusive of sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by Yankee Candle's Canadian subsidiary, up to $10.0 million for borrowings by Yankee Candle's German subsidiary and up to $75.0 million for borrowing by Yankee Candle's wholly-owned subsidiary Yankee Candle (Europe), LTD ("YCE"). Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of June 29, 2013 the interest rate applicable to the ABL Facility was 1.75%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during a covenant compliance event, which occurs if unused borrowing availability is less than the greater of (x) 10% of the maximum amount that can be borrowed under the ABL Facility, which amount is the lesser of $175.0 million and a borrowing formula based on eligible receivables and inventory (the "ABL Loan Cap") and (y) $15.0 million and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days. As of June 29, 2013, the ABL Loan Cap was $88.2 million. As of June 29, 2013, Yankee Candle had outstanding letters of credit of $2.5 million and $60.0 million outstanding under the ABL Facility resulting in available borrowing capacity of $25.7 million, or 29.2% of the Loan Cap.  As such, Yankee Candle was not subject to the fixed charge coverage ratio.

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

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle's ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at June 29, 2013 by A) Yankee Candle's Term Loan Facility, B) Yankee Candle's ABL Facility and C) the indenture governing the Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indenture governing Yankee Candle's senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements. For a more detailed description of these restrictions reference our most recently issued Form 10-K.

During both of the twenty-six weeks ended June 29, 2013 and June 30, 2012, Holding Corp. declared and paid dividends of $16.2 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At June 29, 2013, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $152.1 million.

Holding Corp. receives the tax benefit of the interest expense for YCC Holdings' Senior PIK Notes.  As such, for the twenty-six weeks ended June 29, 2013 and June 30, 2012, Holding Corp. recorded non-cash contributions of $6.4 million and $6.9 million, respectively, from YCC Holdings. The contributions for the twenty-six weeks ended June 29, 2013 and June 30, 2012 are shown as a contribution by YCC Holdings LLC in Holding Corp.'s respective consolidated statement of changes in stockholder's equity and in Holding Corp.'s non-cash financing section of the respective condensed consolidated statements of cash flows.

6. MEMBER'S DEFICIT, STOCKHOLDER'S EQUITY AND EQUITY-BASED COMPENSATION

A summary of Yankee Group Class A, B and C nonvested units as of June 29, 2013 and June 30, 2012, and the activity for the twenty-six weeks ended June 29, 2013 and June 30, 2012 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 29, 2012	-	-	-	-	95,155	$25.42
Granted	-	-	-	-	-	$-
Forfeited	-	-	-	-	(1,963)	$24.29
Vested	-	-	-	-	(13,355)	$21.09

Nonvested stock at June 29, 2013	-	-	-	-	79,837	$26.17

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested stock at December 31, 2011	-	-	4,577	$9.39	54,614	$24.99
Granted	181	-	-	-	63,209	$27.83
Forfeited	-	-	(13)	$9.39	(20,365)	$34.18
Vested	(181)	-	(4,564)	$9.39	(14,216)	$22.99

Nonvested stock at June 30, 2012	-	-	-	-	83,242	$25.25

During the twenty-six weeks ended June 29, 2013, 94 Class A common units, 3,324 vested Class B common units and 1,882 vested Class C common units were repurchased for $0.5 million. During the twenty-six weeks ended June 30, 2012, 9 Class A common units, 5,452 vested Class B common units and 711 vested Class C common units were repurchased for $0.3 million. Yankee Group anticipates that all of its nonvested common units will vest with the exception of performance shares for which an estimated forfeiture rate has been applied.

The total estimated fair value of equity awards vested was $0.3 million and $0.4 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. Equity-based compensation expense was $0.3 million and $0.4 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. As of June 29, 2013, there was approximately $1.9 million of total unrecognized compensation cost related to Yankee Group's Class C common unit equity awards and there was no unrecognized expense related to Yankee Group's Class A and Class B common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 4 years (July 2013 to October 2017).

Presented below is a summary of assumptions for the indicated periods. There were no Class C grants during the twenty-six weeks ended June 29, 2013. There were 63,209 Class C grants for the twenty-six weeks ended June 30, 2012.

Assumptions	Twenty-Six Weeks Ended June 30, 2012 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$27.83
Weighted average volatility	77.0%
Weighted average expected term (in years)	5.0
Dividend yield	-
Weighted average risk-free interest rate	0.9%

With respect to the Class C common units, since Yankee Group is not publicly traded, the estimate of expected volatility is based on the median historical volatility of a group of eight comparable public companies, adjusted for differences in leverage. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately five years based on management's estimate of the time to a liquidity event. Yankee Group does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

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

The Company made restructuring related payments of $0.6 million and $1.1 million during the thirteen and twenty-six weeks ended June 29, 2013, respectively.  As of June 29, 2013, the balance of $1.2 million in the restructuring accrual was related to (i) continuing operations employee related expenses of $0.3 million mainly comprised of the first quarter of 2013 organization changes detailed above, (ii) continuing operations occupancy related expenses of $0.3 million related to YCE exiting the old facility prior to the termination of the lease agreement and (iii) discontinued operations of $0.5 million primarily related to lease agreements for one Illuminations retail store. The lease at the old YCE facility expires in May 2014; the lease for the Illuminations retail store expires in January 2017. These leases will continue to be paid through their lease termination dates unless the Companies are able to structure buyout agreements with the landlords or find replacement tenants.

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

As of June 29, 2013, Yankee Candle has no derivative liabilities as the Companies' interest rate swaps expired during March 2013.

The fair values of the Companies' derivative instruments as of June 29, 2013 and December 29, 2012, were as follows (in thousands):

	Fair Value of Derivative Instruments Liability Derivatives
	Balance Sheet Location	June 29, 2013	December 29, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$-	$1,757

Total Derivative Liabilities		$-	$1,757

The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, was as follows (in thousands):

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain Recognized on Derivatives	Thirteen Weeks Ended June 29, 2013	Thirteen Weeks Ended June 30, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$-	$(2,182)

Total		$-	$(2,182)

		Amount of Realized Gain Recognized on Derivatives
	Location of Realized Gain Recognized on Derivatives	Twenty-Six Weeks Ended June 29, 2013	Twenty-Six Weeks Ended June 30, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$(1,757)	$(3,741)

Total		$(1,757)	$(3,741)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and December 29, 2012 (in thousands):

	Fair Value Measurements on a Recurring Basis as of June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$2,662	$-	$-	$2,662

Total Assets	$2,662	$-	$-	$2,662

Liabilities
Interest rate swap agreements	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

	Fair Value Measurements on a Recurring Basis as of December 29, 2012
	Level 1	Level 2	Level 3		Total
Assets
Marketable securities	$1,971	$-		$-	$1,971

Total Assets	$1,971	$-		$-	$1,971

Liabilities
Interest rate swap agreements	$-	$1,757	$		$1,757

Total Liabilities	$-	$1,757		$-	$1,757

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

Financial Instruments Not Measured at Fair Value

The Companies' long-term debt is recorded at historical amounts. The Companies determine the fair value of its Senior Notes, Senior Subordinated Notes and Senior PIK Notes  based on current quoted market prices (Level 1 in the fair value hierarchy). The Companies estimate the fair value of its Term Loan Facility based on current quoted market prices (Level 2 in the fair value hierarchy). The following table represents the carrying value and fair value of Yankee Candle's Senior Notes, Senior Subordinated Notes and Term Loan Facility and YCC Holdings' Senior PIK Notes as of June 29, 2013 and December 29, 2012 (in thousands).  The fair value of the Companies' ABL Facility approximates the carrying value.

	June 29, 2013
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $5,554	$648,821	$653,786
Senior subordinated notes due 2017	$188,000	$195,050
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $3,739	$311,261	$322,481

	December 29, 2012
Holding Corp.:	Carrying Value	Fair Value
Term loan facility, net of unamortized discount of $6,201	$648,174	$661,573
Senior notes due 2015	$10,000	$10,025
Senior subordinated notes due 2017	$188,000	$195,285
YCC Holdings:
Senior PIK notes due 2016, net of unamortized discount of $4,334	$310,666	$324,450

At June 29, 2013 and December 29, 2012, management believes that the carrying value of cash, receivables and payables approximate fair value, due to the short maturity of these financial instruments.

10. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Companies have segmented their operations in a manner that reflects how their chief operating decision–maker (the "CEO") currently reviews the results of the Companies and their subsidiaries' businesses. The CEO evaluates its retail, wholesale, and international operations based on an "operating income" measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Costs and income not specifically identifiable are included within the unallocated/corporate/other column and include administrative charges, interest expense, fair value changes of derivative contracts, restructuring charges for continuing operations, loss on extinguishment of debt, and other costs not allocated to specific operating segments. The Companies do not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012 (in thousands):

YCC Holdings
Thirteen Weeks June 29, 2013	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$86,814	$41,518	$27,348	$-	$155,680
Gross profit	54,314	19,909	10,053	(462)	83,814
Selling expenses	45,120	3,085	7,399	462	56,066
Operating income	9,194	16,824	2,654	(21,656)	7,016
Interest and other expense, net	-	-	-	(23,311)	(23,311)

Loss from continuing operations before benefit from income taxes					$(16,295)

Thirteen Weeks June 30, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$81,809	$40,530	$22,988	$-	$145,327
Gross profit	52,417	20,030	9,171	(197)	81,421
Selling expenses	42,936	2,920	6,907	468	53,231
Operating income	9,481	17,110	2,264	(19,686)	9,169
Interest and other expense, net	-	-	-	(38,961)	(38,961)

Loss from continuing operations before benefit from income taxes					$(29,792)

Holding Corp.
Thirteen Weeks June 29, 2013	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$86,814	$41,518	$27,348	$-	$155,680
Gross profit	54,314	19,909	10,053	(462)	83,814
Selling expenses	45,120	3,085	7,399	462	56,066
Operating income	9,194	16,824	2,654	(21,636)	7,036
Interest and other expense, net	-	-	-	(14,414)	(14,414)

Loss from continuing operations before benefit from income taxes					$(7,378)

Thirteen Weeks June 30, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$81,809	$40,530	$22,988	$-	$145,327
Gross profit	52,417	20,030	9,171	(197)	81,421
Selling expenses	42,936	2,920	6,907	468	53,231
Operating income	9,481	17,110	2,264	(19,686)	9,169
Interest and other expense, net	-	-	-	(30,194)	(30,194)

Loss from continuing operations before benefit from income taxes					$(21,025)

YCC Holdings
Twenty-Six Weeks June 29, 2013	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$176,026	$85,096	$57,934	$-	$319,056
Gross profit	110,144	41,407	23,297	(600)	174,248
Selling expenses	91,086	6,019	15,468	969	113,542
Operating income	19,058	35,388	7,829	(42,542)	19,733
Interest and other expense, net	-	-	-	(46,815)	(46,815)

Loss from continuing operations before benefit from income taxes					$(27,082)

Twenty-Six Weeks June 30, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$162,777	$90,703	$46,914	$-	$300,394
Gross profit	103,473	43,208	19,259	(729)	165,211
Selling expenses	87,711	5,936	13,038	2,029	108,714
Operating income	15,762	37,272	6,221	(39,380)	19,875
Interest and other expense, net	-	-	-	(63,813)	(63,813)

Loss from continuing operations before benefit from income taxes					$(43,938)

Holding Corp.
Twenty-Six Weeks June 29, 2013	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$176,026	$85,096	$57,934	$-	$319,056
Gross profit	110,144	41,407	23,297	(600)	174,248
Selling expenses	91,086	6,019	15,468	969	113,542
Operating income	19,058	35,388	7,829	(42,503)	19,772
Interest and other expense, net	-	-	-	(29,107)	(29,107)

Loss from continuing operations before benefit from income taxes					$(9,335)

Twenty-Six Weeks June 30, 2012	Retail	Wholesale	International	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statement of Operations
Net sales	$162,777	$90,703	$46,914	$-	$300,394
Gross profit	103,473	43,208	19,259	(729)	165,211
Selling expenses	87,711	5,936	13,038	2,029	108,714
Operating income	15,762	37,272	6,221	(39,335)	19,920
Interest and other expense, net	-	-	-	(46,336)	(46,336)

Loss from continuing operations before benefit from income taxes					$(26,416)

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 29, 2013
(in thousands)
				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$-	$689	$219	$2,876	$-	$3,784
Accounts receivable, net	-	30,243	23	22,058	-	52,324
Inventory	-	86,629	74	21,581	-	108,284
Prepaid expenses and other current assets	-	24,293	49	2,371	-	26,713
Deferred tax assets	-	8,163	39	362	-	8,564

TOTAL CURRENT ASSETS	-	150,017	404	49,248	-	199,669

PROPERTY AND EQUIPMENT, NET	-	117,230	121	10,763	-	128,114
GOODWILL	-	643,570	-	-	-	643,570
INTANGIBLE ASSETS, NET	-	267,861	-	9	-	267,870
DEFERRED FINANCING COSTS	-	11,399	-	-	-	11,399
OTHER ASSETS	-	3,034	-	5	-	3,039
INTERCOMPANY RECEIVABLES	-	49,761	717	-	(50,478)	-
INVESTMENT IN SUBSIDIARIES	135,295	(2,068)	-	-	(133,227)	-

TOTAL ASSETS	$135,295	$1,240,804	$1,242	$60,025	$(183,705)	$1,253,661

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$20,732	$34	$2,886	$-	$23,652
Accrued payroll	-	8,268	107	674	-	9,049
Accrued interest	-	7,077	-	-	-	7,077
Accrued purchases of property and equipment	-	4,950	-	107	-	5,057
Current portion of capital leases	-	1,237	-	472	-	1,709
Other accrued liabilities	-	26,080	1,255	5,704	-	33,039

TOTAL CURRENT LIABILITIES	-	68,344	1,396	9,843	-	79,583

DEFERRED TAX LIABILITIES	-	118,346	-	-	-	118,346
LONG-TERM DEBT	-	896,821	-	-	-	896,821
DEFERRED RENT	-	13,106	-	148	-	13,254
CAPITAL LEASES, NET OF CURRENT PORTION	-	1,537	-	1,470	-	3,007
OTHER LONG-TERM LIABILITIES	-	7,355	-	-	-	7,355
INTERCOMPANY PAYABLES	-	-	-	50,478	(50,478)	-
STOCKHOLDER'S EQUITY	135,295	135,295	(154)	(1,914)	(133,227)	135,295

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$135,295	$1,240,804	$1,242	$60,025	$(183,705)	$1,253,661

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 29, 2013
(in thousands)
				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$147,242	$505	$25,951	$(18,018)	$155,680
Cost of sales	-	64,746	199	22,522	(15,601)	71,866

Gross profit	-	82,496	306	3,429	(2,417)	83,814
Selling expenses	-	47,999	474	7,653	(60)	56,066
General and administrative expenses	-	20,631	-	42	39	20,712

Operating income (loss)	-	13,866	(168)	(4,266)	(2,396)	7,036

Interest expense	-	14,854	-	29	-	14,883
Other loss (income)	-	4,622	-	(5,091)	-	(469)

(Loss) income before (benefit from) provision for income taxes	-	(5,610)	(168)	796	(2,396)	(7,378)

(Benefit from) provision for income taxes	-	(1,205)	(60)	185	(1,441)	(2,521)

(Loss) income from continuing operations	-	(4,405)	(108)	611	(955)	(4,857)

Loss from discontinued operations, net of income taxes	-	(21)	-	-	-	(21)
(Loss) income before equity in losses of subsidiaries, net of tax	-	(4,426)	(108)	611	(955)	(4,878)

Equity in losses of subsidiaires, net of tax	4,878	(503)	-	-	(4,375)	-

Net (loss) income	$(4,878)	$(3,923)	$(108)	$611	$3,420	$(4,878)

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended June 29, 2013
(in thousands)
				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,878)	$(3,923)	$(108)	$611	$3,420	$(4,878)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	209	-	209
Other comprehensive income	-	-	-	209	-	209
Equity in other comprehensive income of subsidiaries	209	-	-	-	(209)	-
Comprehensive (loss) income	$(4,669)	$(3,923)	$(108)	$820	$3,211	$(4,669)

 YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Thirteen Weeks Ended June 30, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,541)	$(10,526)	$(61)	$(1,471)	$12,058	$(13,541)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(675)	-	(675)
Other comprehensive loss	-	-	-	(675)	-	(675)
Equity in other comprehensive loss of subsidiaries	(675)	-	-	-	675	-
Comprehensive (loss) income	$(14,216)	$(10,526)	$(61)	$(2,146)	$12,733	$(14,216)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six Weeks Ended June 29, 2013
(in thousands)
				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$304,600	$986	$55,951	$(42,481)	$319,056
Cost of sales	-	133,248	331	46,979	(35,750)	144,808

Gross profit	-	171,352	655	8,972	(6,731)	174,248
Selling expenses	-	96,768	916	15,978	(120)	113,542
General and administrative expenses	-	40,001	-	77	92	40,170
Restructuring charges	-	-	-	764	-	764

Operating income (loss)	-	34,583	(261)	(7,847)	(6,703)	19,772

Interest expense	-	31,282	-	75	-	31,357
Other loss (income)	-	6,399	-	(8,649)	-	(2,250)

(Loss) income before (benefit from) provision for income taxes	-	(3,098)	(261)	727	(6,703)	(9,335)

(Benefit from) provision for income taxes	-	(875)	(73)	169	(1,990)	(2,769)

(Loss) income from continuing operations	-	(2,223)	(188)	558	(4,713)	(6,566)

Loss from discontinued operations, net of income taxes	-	(45)	-	-	-	(45)
(Loss) income before equity in losses of subsidiaries, net of tax	-	(2,268)	(188)	558	(4,713)	(6,611)

Equity in losses of subsidiaires, net of tax	6,611	(370)	-	-	(6,241)	-

Net (loss) income	$(6,611)	$(1,898)	$(188)	$558	$1,528	$(6,611)

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Twenty-Six Weeks Ended June 29, 2013
(in thousands)
				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,611)	$(1,898)	$(188)	$558	$1,528	$(6,611)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(2,319)	-	(2,319)
Other comprehensive loss	-	-	-	(2,319)	-	(2,319)
Equity in other comprehensive loss of subsidiaries	(2,319)	-	-	-	2,319	-

Comprehensive (loss) income	$(8,930)	$(1,898)	$(188)	$(1,761)	$3,847	$(8,930)

 YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Twenty-Six Weeks Ended June 30, 2012
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(17,054)	$(12,998)	$(155)	$(1,281)	$14,434	$(17,054)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	403	-	403
Other comprehensive income	-	-	-	403	-	403
Equity in other comprehensive income of subsidiaries	403	-	-	-	(403)	-

Comprehensive (loss) income	$(16,651)	$(12,998)	$(155)	$(878)	$14,031	$(16,651)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 29, 2013
(in thousands)

				Non
	Holding		Guarantor	Guarantor	Intercompany
	Corp.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(6,611)	$(1,898)	$(188)	$558	$1,528	$(6,611)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on derivative contracts	-	(1,757)	-	-	-	(1,757)
Depreciation and amortization	-	13,996	13	1,124	-	15,133
Unrealized gain on marketable securities	-	(135)	-	-	-	(135)
Equity-based compensation expense	-	324	-	-	-	324
Deferred taxes	-	155	(6)	(99)	-	50
Loss on extinguishment of debt	-	77	-	-	-	77
Loss on disposal and impairment of property and equipment	-	273	-	-	-	273
Equity in (earnings) losses of subsidiaries	6,611	(370)	-	(4,713)	(1,528)	-
Changes in assets and liabilities:
Accounts receivable	-	2,524	25	7,330	-	9,879
Inventory	-	(25,063)	21	(6,741)	-	(31,783)
Prepaid expenses and other assets	-	(9,652)	(2)	(1,316)	-	(10,970)
Accounts payable	-	(55)	-	(1,408)	-	(1,463)
Income taxes	-	(10,689)	-	(670)	-	(11,359)
Accrued expenses and other liabilities	-	(8,787)	(897)	(2,034)	-	(11,718)

NET CASH USED IN OPERATING ACTIVITIES	-	(41,057)	(1,034)	(7,969)	-	(50,060)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(16,272)	-	(2,221)	-	(18,493)
Intercompany payables/receivables	-	(7,390)	-	-	7,390	-
NET CASH USED IN INVESTING ACTIVITIES	-	(23,662)	-	(2,221)	7,390	(18,493)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Senior Secured Asset-Based Credit Facility	-	60,000	-	-	-	60,000
Repayments under Senior Notes	-	(10,000)	-	-	-	(10,000)
Dividend to YCC Holdings LLC	-	(16,189)	-	-	-	(16,189)
Repurchase of common stock	-	(484)	-	-	-	(484)
Principal payments on capital lease obligations	-	(597)	-	(177)	-	(774)
Intercompany payables/receivables	-	-	(869)	8,259	(7,390)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	32,730	(869)	8,082	(7,390)	32,553

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-	(195)	-	(195)

NET DECREASE IN CASH	-	(31,989)	(1,903)	(2,303)	-	(36,195)
CASH, BEGINNING OF PERIOD	-	32,678	2,122	5,179	-	39,979

CASH, END OF PERIOD	$-	$689	$219	$2,876	$-	$3,784

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

OVERVIEW

Company Background

We are the largest specialty branded premium scented candle company in the United States ("U.S.") based on our annual sales. We have a 43-year history of category leadership and growth by marketing Yankee Candle® products as affordable luxuries, consumable products, valued gifts and home décor accessories. We distribute our products through our diversified, omni-channel platform, which includes our North American retail stores and wholesale channels, as well as our higher growth consumer direct (which includes our catalog, our e-commerce websites and our mobile applications), fundraising and international channels. Our omni-channel approach enhances our ability to drive growth, increase brand awareness and target a broad range of customers with different shopping preferences. We report our operations across three segments that include retail, wholesale and international.

Our product offering includes approximately 3,700 candle SKUs featuring approximately 440 fragrances and a variety of forms, including jar candles, Samplers® votive candles, Tarts® wax melts, pillars and other candle products. We also sell a range of other home fragrance products, including electric plug home fragrancers, decorative reed diffusers, room sprays, melts, scented oils and coordinated candle related and home décor accessories. Candle products are the foundation of our business and are available in a wide range of fragrances and colors across a variety of jar candles. Our candle prices range from $1.99 for a Samplers® votive candle to $27.99 for a large 22-ounce jar candle. This variety ensures each customer can find Yankee Candle® products appropriate for the consumer's lifestyle and budget. In addition to our "everyday" product offerings, we also offer seasonally-appropriate fragrances, products, home décor accessories and giftsets.

Retail Operations: We are the largest specialty retailer of premium scented candles in the U.S. Our retail operations include our North American retail stores, consumer direct business, fundraising business and Chandler's restaurant (located at our South Deerfield, Massachusetts flagship store). We operated 561 specialty retail stores under the Yankee Candle® name as of June 29, 2013. Our retail stores, excluding our two flagship stores, average approximately 1,624 gross square feet and are primarily located in high-traffic venues, including regional malls, lifestyle shopping centers, outlet malls and tourist areas. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through our consumer direct and fundraising businesses. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Wholesale Operations: We have an attractive and growing wholesale segment with a diverse customer base. As of June 29, 2013, we had approximately 35,000 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark®, leading home specialty retailers such as Bed, Bath & Beyond®, national department stores such as Kohl's®, regional department stores, "premium mass" retailers such as Target® and Meijer®, home improvement retailers and selected club stores and other national accounts. We believe the Yankee Candle® brand name is the most recognized brand in the premium scented candle market. Our wholesale customers are also loyal, with approximately 80% of our U.S. wholesale accounts having been customers for more than five years. We believe that our ability to provide industry leading category management expertise to our wholesale customers regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences is a significant competitive advantage that we plan to continue to leverage.

International Operations: Our established international platform consists of a wholesale customer network of approximately 6,400 locations (including independent shops), more than 300 retail concessions and distributors in 57 countries outside of North America, as of June 29, 2013. Most of our international sales are generated in the United Kingdom and Ireland, where we go to market through multiple channels. In countries such as Germany, Italy and France, we sell directly to wholesale accounts and in multiple other countries we sell our products through distributors. We intend to continue to grow our business outside of North America by leveraging our wholesale distribution network and our distribution center in Bristol, England, and by further expanding our international business in Asia, primarily in Japan, China and South Korea, and in Latin America.

Factors That Affect our Operating Results

We have experienced, and will experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality, new store openings and closings and wholesale activity.

Seasonality: We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. This has been primarily due to increased sales in the candle and home fragrance industry during the holiday season in the fourth quarter.

Retail Store Openings and Closings: The timing of our new store openings and closings may have an impact on our quarterly results. First, we incur certain initial expenses related to opening each new store. These expenses, which consist primarily of occupancy, salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.

Wholesale Account Activity: The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders and promotional programs associated with the roll-out of orders. In addition, the loss of wholesale accounts may impact our quarterly results.

BASIS OF PRESENTATION; TERMS USED

During 2009, we discontinued the operations of our Illuminations and Aroma Naturals businesses. Accordingly, we have classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented.

When we refer to "comparable retail sales", we refer to sales from our comparable store base plus sales from our consumer direct group. A store first enters our comparable retail sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

"Gross profit" is sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail and wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by our buying and merchandising operations.

"General and administrative expenses," which are shown in the unallocated/corporate/other column of our segment footnote, consist primarily of personnel-related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations.

OUR OPERATING RESULTS

The following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
YCC Holdings LLC Statements of Operations Data:
Net sales:
Retail	55.8%	56.3%	55.2%	54.2%
Wholesale	26.7	27.9	26.7	30.2
International	17.6	15.8	18.2	15.6
Total sales	100.0	100.0	100.0	100.0
Cost of sales	46.2	44.0	45.4	45.0
Gross profit	53.8	56.0	54.6	55.0
Selling expenses	36.0	36.6	35.6	36.2
General and administrative expenses	13.3	12.4	12.6	11.6
Restructuring charges	-	0.7	0.2	0.6
Operating income	4.5	6.3	6.2	6.6
Other expense, net	15.0	26.8	14.7	21.2
Loss from continuing operations before benefit from income taxes	(10.5)	(20.5)	(8.5)	(14.6)
Benefit from income taxes	(3.7)	(7.6)	(2.9)	(5.4)
Loss from continuing operations	(6.8)	(12.9)	(5.6)	(9.2)
Loss from discontinued operations, net of taxes	-	-	-	-
Net loss	(6.8)%	(12.9)%	(5.6)%	(9.2)%

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Yankee Holding Corp. Statements of Operations Data:
Net sales:
Retail	55.8%	56.3%	55.2%	54.2%
Wholesale	26.7	27.9	26.7	30.2
International	17.6	15.8	18.2	15.6
Total sales	100.0	100.0	100.0	100.0
Cost of sales	46.2	44.0	45.4	45.0
Gross profit	53.8	56.0	54.6	55.0
Selling expenses	36.0	36.6	35.6	36.2
General and administrative expenses	13.3	12.4	12.6	11.6
Restructuring charges	-	0.7	0.3	0.6
Operating income	4.5	6.3	6.1	6.6
Other expense, net	9.2	20.8	9.1	15.4
Loss from continuing operations before benefit from income taxes	(4.7)	(14.5)	(3.0)	(8.8)
Benefit from income taxes	(1.6)	(5.2)	(0.9)	(3.1)
Loss from continuing operations	(3.1)	(9.3)	(2.1)	(5.7)
Loss from discontinued operations, net of taxes	-	-	-	-
Net loss	(3.1)%	(9.3)%	(2.1)%	(5.7)%

Thirteen weeks ended June 29, 2013 versus the Thirteen weeks ended June 30, 2012

SALES

Sales increased 7.1% to $155.7 million for the thirteen weeks ended June 29, 2013 from $145.3 million for the thirteen weeks ended June 30, 2012.

Retail Sales

Retail sales increased 6.1% to $86.8 million for the thirteen weeks ended June 29, 2013, from $81.8 million for the thirteen weeks ended June 30, 2012.

The increase in retail sales was achieved primarily through (i) increased comparable retail sales resulting in approximately $3.7 million in increased sales and (ii) increased sales in our fundraising business of approximately $1.0 million.

Comparable retail sales increased 5.2% for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012. There were 543 stores included in our comparable store base as of June 29, 2013 as compared to 515 stores included in our comparable store base as of June 30, 2012. There were 561 total retail stores open as of June 29, 2013 as compared to 557 total retail stores open as of June 30, 2012.

Wholesale Sales

Wholesale sales increased 2.4% to $41.5 million for the thirteen weeks ended June 29, 2013 from $40.5 million for the thirteen weeks ended June 30, 2012.

The increase in wholesale sales was primarily due to (i) increased sales in our specialty and department store channel of approximately $2.4 million and (ii) increased sales in our "all other" channel of approximately $0.7 million. These increases were partially offset by decreased sales in our premium mass channel of approximately $1.7 million, coupled with decreased sales in our gift store account channel of approximately $0.4 million.

International Sales

International sales increased 19.0% to $27.3 million for the thirteen weeks ended June 29, 2013 from $23.0 million for the thirteen weeks ended June 30, 2012.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $2.0 million, (ii) increased sales in our retail concession channel of $1.6 million, (iii) increased sales in our European wholesale business (outside of the United Kingdom) of $0.8 million and (iv) an increase in our international distributor channels of $0.6 million. These increases in our international sales were partially offset by a decrease of $0.8 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

GROSS PROFIT

Gross profit increased 2.9% to $83.8 million for the thirteen weeks ended June 29, 2013 from $81.4 million for the thirteen weeks ended June 30, 2012. As a percentage of sales, gross profit decreased to 53.8% for the thirteen weeks ended June 29, 2013 from 56.0% for the thirteen weeks ended June 30, 2012. Included in gross profit for the thirteen weeks ended June 29, 2013 and June 30, 2012 are purchase accounting costs of $0.5 million and $0.2 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit increased 3.6% to $54.3 million for the thirteen weeks ended June 29, 2013 from $52.4 million for the thirteen weeks ended June 30, 2012. The increase in gross profit was primarily due to increased sales volume, which contributed approximately $4.5 million, coupled with a favorable product cost mix, which contributed approximately $1.2 million. These retail gross profit increases were partially offset by increased promotional and marketing activity of approximately $3.0 million and   increased costs in our supply chain operations of approximately $0.9 million.

As a percentage of retail sales, retail gross profit decreased to 62.6% for the thirteen weeks ended June 29, 2013 from 64.1% for the thirteen weeks ended June 30, 2012.  The decrease in gross profit rate was driven by (i) increased promotional activity, which decreased gross profit by approximately 1.2%, (ii) increased costs in our supply chain operations, which decreased gross profit by approximately 1.1% and (iii) decreased gross profit rate of our Yankee Candle fundraising division of 0.6%. These decreases in gross profit rate were partially offset by a favorable product cost mix, which increased the gross profit rate by approximately 1.4%.

Wholesale Gross Profit

Wholesale gross profit decreased 0.6% to $19.9 million for the thirteen weeks ended June 29, 2013 from $20.0 million for the thirteen weeks ended June 30, 2012. The decrease in wholesale gross profit was primarily attributable to increased promotional and marketing activity of approximately $0.6 million, coupled with increased costs in our supply chain operations of approximately $0.2 million. These decreases were offset by increased sales volume, which increased gross profit by approximately $0.7 million.

As a percentage of wholesale sales, wholesale gross profit decreased to 48.0% for the thirteen weeks ended June 29, 2013 from 49.4% for the thirteen weeks ended June 30, 2012. The decrease in gross profit rate was primarily attributable to increased promotional and marketing activity which decreased gross profit rate by 0.7%, coupled with increased costs in our supply chain operations, which decreased gross profit by approximately 0.6%.

International Gross Profit

International gross profit increased 9.6% to $10.1 million for the thirteen weeks ended June 29, 2013 from $9.2 million for the thirteen weeks ended June 30, 2012. The increase in international gross profit was primarily attributable to increased sales volume, which increased gross profit by $2.3 million and decreased supply chain operations costs, which increased gross profit by approximately $0.3 million. These increases were partially offset by (i) unfavorable product cost mix of $0.9 million and (ii) increased allowances and promotional activity, which decreased gross profit by approximately $0.5 million, (iii) coupled with a decrease of $0.3 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

As a percentage of international sales, international gross profit decreased to 36.8% for the thirteen weeks ended June 29, 2013 from 39.9% for the thirteen weeks ended June 30, 2012.

The decrease in gross profit rate was primarily attributable to (i) unfavorable product cost mix of approximately 3.2% and (ii) increased allowances and promotional activity, which decreased our gross profit rate by 1.1%, partially offset by decreased supply chain operations costs of 1.2%.

SELLING EXPENSES

Selling expenses increased 5.3% to $56.1 million for the thirteen weeks ended June 29, 2013 as compared to $53.2 million for the thirteen weeks ended June 30, 2012. These expenses were related to wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.  As a percentage of sales, selling expenses were 36.0% and 36.6% for the thirteen weeks ended June 29, 2013 and the thirteen weeks ended June 30, 2012, respectively. Included in selling expenses for both the thirteen weeks ended June 29, 2013 and the thirteen weeks ended June 30, 2012 are purchase accounting costs of $0.5 million, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 5.1% to $45.1 million for the thirteen weeks ended June 29, 2013 as compared to $42.9 million for the thirteen weeks ended June 30, 2012. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred. The increase in retail selling expenses was primarily related to (i) selling expenses incurred in new Yankee Candle retail stores opened in 2013 and 2012, which accounted for an increase of approximately $0.9 million, (ii) increased expenditures within our consumer direct business of $0.9 million related to labor, marketing, and other operating expenses related to increased sales volume, (iii) increased marketing in our existing store locations of $0.2 million, and (iv) increased selling expenses in our fundraising business related to increased sales volume during the quarter of $0.2 million.

As a percentage of retail sales, retail selling expenses were 52.0% and 52.5% for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. The decrease in selling expense rate was primarily due to the leveraging of selling and occupancy expenses as a result of increased sales volume across the retail businesses.

Wholesale Selling Expenses

Wholesale selling expenses increased 5.7% to $3.1 million for the thirteen weeks ended June 29, 2013 from $2.9 million for the thirteen weeks ended June 30, 2012. These expenses relate to payroll, advertising, commissions and other operating costs. The increase in selling expenses was primarily attributable to increased sales volume in the quarter.

As a percentage of wholesale sales, wholesale selling expenses were 7.4% and 7.2% for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. The increase in selling expense as a rate of sales was primarily due to increased commissions driven by sales mix.

International Selling Expenses

International selling expenses increased 7.1% to $7.4 million for the thirteen weeks ended June 29, 2013 from $6.9 million for the thirteen weeks ended June 30, 2012. The increase in selling expenses was primarily related to (i) increased employment and labor expenses of $0.7 million resulting from investments in additional talent and resources to drive growth, (ii) increased commissions expenses of $0.5 million and (iii) increases in other operating costs of approximately $0.5 million primarily driven by increased sales volume in this business These increases were offset by a write-off for a portion of a receivables balance from one of our wholesale accounts that went into receivership of approximately $1.2 million in the second quarter of 2012. As a percentage of international sales, international selling expenses were 27.1% and 30.0% for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. The decrease in selling expenses as a percentage of sales was primarily related to the 2012 write-off of receivables mentioned above, which had a positive impact of approximately 5.3%, partially offset by (i) increased labor costs of approximately 1.5% related to increases in employment and labor investments in the business, (ii) increased commissions expenses of approximately 0.6% related to increased sales volume and (iii) increased operating expenses of 0.2% related to the increased sales volume.

General and Administrative Expenses

General and administrative expenses were $20.7 million for the thirteen weeks ended June 29, 2013 as compared to $18.0 million for the thirteen weeks ended June 30, 2012.  General and administrative costs increases were driven by (i) increased consulting and advertising expenses of $1.6 million,(ii) increased labor and employment expenses of $0.6 million and (iii) increased charitable donations and additional operating expenses of approximately $1.0 million. These increases were partially offset by decreased medical costs of $0.5 million. As a percentage of sales, general and administrative expenses were 13.3% and 12.4% for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively.

Restructuring Charges

Restructuring charges are shown in the unallocated/corporate/other column of our segment footnote. During the first quarter of 2013, the Companies closed a satellite office located in Germany and also initiated a change in reporting structure and changes of roles and responsibilities within our international segment that resulted in workforce reductions.  As a result of these changes the Companies incurred restructuring charges of $0.8 million during the thirteen weeks ended March 30, 2013 related to employee related severance costs and costs for closing the German office. There were no additional charges related to this restructuring during the second quarter of 2013.

During the first quarter of 2012, the Companies restructured their Wholesale and Retail operations.  The Companies also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  These changes included changes to our executive committee, changes to the reporting structure and operational focus within the retail segment, alignment of the brand innovation and merchandising teams across all channels of the business, and other administrative changes. In addition, during the second quarter of 2012, YCE, relocated its corporate headquarters and distribution center in England. As a result of these changes, the Companies incurred restructuring charges of $1.1 million during the thirteen weeks ended June 30, 2012 related to exiting the old facility and non-cash writeoffs for the impairment of equipment and deferred rent.

Interest Expense and Other (Income) Expense, Net

YCC Holdings' interest expense and other (income) expense, net, which are shown in YCC Holdings' unallocated/corporate/other column of YCC Holdings' segment footnote was $23.3 million for the thirteen weeks ended June 29, 2013 compared to $39.0 million for the thirteen weeks ended June 30, 2012.  The primary component of these expenses was interest expense, which was $23.8 million and $27.3 million for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. During the thirteen weeks ended June 30, 2012, in connection with the refinancing of our senior secured credit facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Holding Corp.'s interest expense and other expense, net, which are shown in Holding Corp.'s unallocated/corporate/other column of Holding Corp.'s segment footnote was $14.4 million for the thirteen weeks ended June 29, 2013 compared to $30.2 million for the thirteen weeks ended June 30, 2012.  The primary component of these expenses was interest expense, which was $14.9 million and $18.6 million for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively. During the thirteen weeks ended June 30, 2012, in connection with the refinancing of our senior secured credit facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. The Companies interest rate swaps expired during March 2013; therefore there was no activity recorded in the condensed consolidated statement of operations for the thirteen weeks ended June 29, 2013. During the thirteen weeks ended June 30, 2012 we recognized a gain of $2.2 million related to derivative contracts.

Benefit from Income Taxes

The benefit from income taxes for YCC Holdings for the thirteen weeks ended June 29, 2013 and June 30, 2012 was approximately $5.7 million and $11.1 million, respectively. The effective tax rates for the thirteen weeks ended June 29, 2013 and June 30, 2012 were 35.3% and 37.3%, respectively.

The decrease in the YCC Holdings effective tax rate for thirteen weeks ended June 29, 2013 compared to thirteen weeks ended June 30, 2012 was primarily attributable to a valuation allowance established against net operating loss carry forwards in Canada and increased impact of the domestic production activities deduction.

The benefit from income taxes for Holding Corp. for the thirteen weeks ended June 29, 2013 was $2.5 million compared to $7.5 million for the thirteen weeks ended June 30, 2012. The effective tax rates for the thirteen weeks ended June 29, 2013 and June 30, 2012 were 34.2% and 35.7%, respectively.

The decrease in the Holding Corp. effective tax rate for thirteen weeks ended June 29, 2013 as compared to thirteen weeks ended June 30, 2012 is primarily attributable to a valuation allowance established against net operating loss carry forwards in Canada and increased impact of the domestic production activities deduction.

Loss from Discontinued Operations, Net of Tax

The loss from discontinued operations was minimal for both the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively.

Twenty-six weeks ended June 29, 2013 versus the Twenty-six weeks ended June 30, 2012

SALES

Sales increased 6.2% to $319.1 million for the twenty-six weeks ended June 29, 2013 from $300.4 million for the twenty-six weeks ended June 30, 2012.

Retail Sales

Retail sales increased 8.1% to $176.0 million for the twenty-six weeks ended June 29, 2013 from $162.8 million for the twenty-six weeks ended June 30, 2012.

The increase in retail sales was achieved primarily through (i) comparable retail sales growth of approximately $11.4 million, (ii) increased sales attributable to stores opened in 2012 that have not entered the comparable store base (which in 2012 were open for less than a full year) of approximately $1.3 million and (iii) increased sales in our fundraising business of approximately $0.4 million..

Comparable retail sales increased 7.8% for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012. There were 543 stores included in our comparable store base as of June 29, 2013 as compared to 515 stores included in our comparable store base as of June 30, 2012. There were 561 total retail stores open as of June 29, 2013 as compared to 557 total retail stores open as of June 30, 2012.

Wholesale Sales

Wholesale sales decreased 6.2% to $85.1 million for the twenty-six weeks ended June 29, 2013 from $90.7 million for the twenty-six weeks ended June 30, 2012.

The decrease in wholesale sales was primarily due to (i) decreased sales in our specialty and department store channel of approximately $2.9 million, (ii) decreased sales in our gift store account channel of approximately $2.3 million and (iii) decreased sales in our premium mass channel of $1.7 million. These decreased sales were partially offset by increased sales in our "all other" channel of approximately $1.2 million.

International Sales

International sales increased 23.5% to $57.9 million for the twenty-six weeks ended June 29, 2013 from $46.9 million for the twenty-six weeks ended June 30, 2012.

The increase in international sales was primarily due to (i) increased sales in our United Kingdom wholesale business of $7.7 million, (ii) increased sales in our retail concession channel of $2.7 million, (iii) an increase in our international distributor channels of $1.0 million and (iv) increased sales in our European wholesale business (outside of the United Kingdom) of $0.8 million. These increases in our international sales were partially offset by a decrease of $1.5 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound.

GROSS PROFIT

Gross profit increased 5.5% to $174.2 million for the twenty-six weeks ended June 29, 2013 from $165.2 million for the twenty-six weeks ended June 30, 2012. As a percentage of sales, gross profit decreased to 54.6% for the twenty-six weeks ended June 29, 2013 from 55.0% for the twenty-six weeks ended June 30, 2012. Included in gross profit for the twenty-six weeks ended June 29, 2013 and June 30, 2012 are purchase accounting costs of $0.6 million and $0.7 million respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit increased 6.4% to $110.1 million for the twenty-six weeks ended June 29, 2013 from $103.5 million for the twenty-six weeks ended June 30, 2012. The increase in gross profit was primarily due to (i) increased sales volume, which contributed approximately $12.0 million, (ii) favorable product cost mix of approximately $2.3 million and (iii) price increases taken during the first quarter of 2012, which assuming no elasticity, contributed $1.4 million. These increases in gross profit were partially offset by increased promotional and marketing activity of approximately $7.4 million, coupled with increased costs in our supply chain operations of approximately $1.7 million.

As a percentage of retail sales, retail gross profit decreased to 62.6% for the twenty-six weeks ended June 29, 2013 from 63.6% for the twenty-six weeks ended June 30, 2012.  The decrease in gross profit rate was driven by (i) increased promotional activity, which decreased gross profit by approximately 1.5% and (ii) increased costs in our supply chain operation, which decreased gross profit rate by approximately 0.9%. These decreases in gross profit rate were partially offset by favorable product cost mix, which increased the gross profit rate by approximately 1.3%.

Wholesale Gross Profit

Wholesale gross profit decreased 4.2% to $41.4 million for the twenty-six weeks ended June 29, 2013 from $43.2 million for the twenty-six weeks ended June 30, 2012. The decrease in wholesale gross profit was primarily attributable to decreased sales volume, which decreased gross profit by approximately $2.9 million, coupled with increased promotional and marketing activity, which decreased gross profit by approximately $0.4 million. These decreases were partially offset by (i) favorable product cost mix of approximately $1.3 million, driven largely by stronger margins within our "all other" channel and (ii) price increases taken during the first quarter of 2012, which, assuming no elasticity, increased gross profit by approximately $0.2 million.

As a percentage of wholesale sales, wholesale gross profit increased to 48.7% for the twenty-six weeks ended June 29, 2013 from 47.6% for the twenty-six weeks ended June 30, 2012. The increase in gross profit rate was driven by favorable product cost mix yielding a 1.2% increase driven largely by stronger margins within our "all other" channel, partially offset by increased promotional and marketing activity, which decreased gross profit rate by 0.2%.

International Gross Profit

International gross profit increased 21.0% to $23.3 million for the twenty-six weeks ended June 29, 2013 from $19.3 million for the twenty-six weeks ended June 30, 2012. The increase in international gross profit was primarily attributable to increased sales volume, which increased gross profit by $5.3 million. The increase in gross profit related to sales volume was partially offset by (i) a decrease of $0.6 million due to the effect of changes in foreign currency exchange rates, primarily the British Pound, (ii) increased allowances and promotional activity, which decreased gross profit by approximately $0.3 million, (iii) unfavorable product cost mix of $0.2 million, and (iv) increased supply chain operations costs, which decreased gross profit by approximately $0.1 million.

As a percentage of international sales, international gross profit decreased to 40.2% for the twenty-six weeks ended June 29, 2013 from 41.1% for the twenty-six weeks ended June 30, 2012.

The decrease in gross profit rate was primarily attributable to (i) unfavorable product cost mix of approximately 0.3%, (ii) increased allowances and promotional activity, which decreased gross profit rate by 0.3% and (iii) increased supply chain operations costs of 0.2%.

SELLING EXPENSES

Selling expenses increased 4.4% to $113.5 million for the twenty-six weeks ended June 29, 2013 as compared to $108.7 million for the twenty-six weeks ended June 30, 2012. These expenses were related to wholesale, retail and international operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.  As a percentage of sales, selling expenses were 35.6% and 36.2% for the twenty-six weeks ended June 29, 2013 and the twenty-six weeks ended June 30, 2012, respectively. Included in selling expenses for twenty-six weeks ended June 29, 2013 and the twenty-six weeks ended June 30, 2012 are purchase accounting costs of $1.0 million and $2.0 million respectively, consisting primarily of the amortization of intangible assets. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses increased 3.8% to $91.1 million for the twenty-six weeks ended June 29, 2013 as compared to $87.7 million for the twenty-six weeks ended June 30, 2012. The increase in retail selling expenses was primarily related to selling expenses incurred in new Yankee Candle retail stores opened in 2013 and 2012, which accounted for an increase of approximately $2.1 million. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred. In addition to our new retail stores, additional selling expense increases were related to (i) our consumer direct business for increased labor and marketing expenses of $1.0 million and increased operating expenses of $0.3 million driven by increased sales volume, and (ii) increased selling expenses of $0.4 million in our fundraising business related to increased sales volume. These increases were partially offset by decreased selling expenses within our existing store locations of $0.4 million.

As a percentage of retail sales, retail selling expenses were 51.7% and 53.9% for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 3.3% as a result of increased comparable retail sales, offset slightly by increased operating expenses of 1.1% as a percent of sales related to new retail stores opened in 2012 and 2013.

Wholesale Selling Expenses

Wholesale selling expenses increased 1.4% to $6.0 million for the twenty-six weeks ended June 29, 2013 from $5.9 million for the twenty-six weeks ended June 30, 2012. These expenses relate to payroll, advertising, commissions and other operating costs.

As a percentage of wholesale sales, wholesale selling expenses were 7.1% and 6.5% for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. The increase in selling expense as a rate of sales was primarily due to the decreased sales volume, with increased labor and employment expenses of 0.4% as a percentage of sales

International Selling Expenses

International selling expenses increased 18.6% to $15.5 million for the twenty-six weeks ended June 29, 2013 from $13.0 million for the twenty-six weeks ended June 30, 2012. The increase in selling expenses was primarily related to (i) increased employment and labor expenses of $1.8 million resulting from investments in additional talent and resources to drive growth and (ii) and increases in other operating costs of approximately $1.9 million primarily driven by increased sales volume in this business. These increases were partially offset by a write-off for a portion of a receivables balance from one of our wholesale accounts that went into receivership of approximately $1.2 million during of 2012. As a percentage of international sales, international selling expenses were 26.7% and 27.8% for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. The decrease in selling expenses as a percentage of sales was primarily related to the 2012 write-off of receivables mentioned above, which had a positive impact of approximately 2.6%, partially offset by (i) increased labor costs of approximately 1.7% related to increases in employment and labor investments in the business, and (ii) decreased operating expenses of 0.2% as a percentage of sales related to the increased sales volume.

General and Administrative Expenses

General and administrative expenses were $40.2 million for the twenty-six weeks ended June 29, 2013 as compared to $34.9 million for the twenty-six weeks ended June 30, 2012.  General and administrative costs increases were driven by (i) increased consulting and advertising expenses of $2.4 million, (ii) increased labor and employment expenses of $2.1 million, (iii) increased charitable donations and other operating expenses of approximately $1.4 , and  (iv) increased legal fees of $0.4 million,. These increases were partially offset by decreased medical costs of $1.0 million. As a percentage of sales, general and administrative expenses were 12.6% and 11.6% for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively.

Restructuring Charges

During the first quarter of 2013, the Companies' wholly-owned subsidiary YCE, closed a satellite office located in Germany and also initiated a change in reporting structure and changes of roles and responsibilities within the organization that resulted in workforce reductions.  As a result of these changes the Companies incurred restructuring charges of $0.8 million during the twenty-six weeks ended June 29, 2013 related to employee related severance costs and costs for exiting the German office.

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

Interest Expense and Other (Income) Expense, Net

YCC Holdings' interest expense and other (income) expense, net, which are shown in YCC Holdings' unallocated/corporate/other column of YCC Holdings' segment footnote was $46.8 million for the twenty-six weeks ended June 29, 2013 as compared to $63.8 million for the twenty-six weeks ended June 30, 2012.  The primary component of these expenses was interest expense, which was $49.1 million and $53.3 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. During the twenty-six weeks ended June 30, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Holding Corp.'s interest expense and other expense, net, which are shown in Holding Corp.'s unallocated/corporate/other column of Holding Corp.'s segment footnote was $29.1 million for the twenty-six weeks ended June 29, 2013 as compared to $46.3 million for the twenty-six weeks ended June 30, 2012.  The primary component of these expenses was interest expense, which was $31.4 million and $35.8 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. During the twenty-six weeks ended June 30, 2012, in connection with the refinancing of our Senior Secured Credit Facility we recorded a loss on extinguishment of debt of $13.4 million comprised of the write-off of unamortized deferred financing fees of $6.7 million and call premiums of $6.7 million. The $13.4 million loss on extinguishment of debt is also included in interest and other expense, net, in the segment footnote.

Changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the twenty-six weeks ended June 29, 2013 and June 30, 2012 we recognized a gain of $1.8 million and $3.7 million, respectively, related to derivative contracts.

Benefit from Income Taxes

The benefit from income taxes for YCC Holdings for the twenty-six weeks ended June 29, 2013 and June 30, 2012 was approximately $9.2 million and $16.3 million, respectively. The effective tax rates for the twenty-six weeks ended June 29, 2013 and June 30, 2012 were 34.0% and 37.1%, respectively.

The decrease in the YCC Holdings effective tax rate for twenty-six weeks ended June 29, 2013 as compared to twenty-six weeks ended June 30, 2012 was primarily attributable to a valuation allowance established against net operating loss carry forwards in Canada and the increased impact of the domestic production activities deduction.

The benefit from income taxes for Holding Corp. for the twenty-six weeks ended June 29, 2013 was $2.8 million as compared to $9.4 million for the twenty-six weeks ended June 30, 2012. The effective tax rates for the twenty-six weeks ended June 29, 2013 and June 30, 2012 were 29.7% and 35.7%, respectively.

The decrease in the Holding Corp. effective tax rate for twenty-six weeks ended June 29, 2013 as compared to twenty-six weeks ended June 30, 2012 is primarily attributable to a valuation allowance established against net operating loss carry forwards in Canada and increased impact of the domestic production activities deduction.

Loss from Discontinued Operations, Net of Tax

The loss from discontinued operations was minimal for both the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity for our business is cash flow generated from operations. Our subsidiaries also have availability under the ABL Facility subject to continued compliance with the covenants therein. We expect that our primary liquidity requirements will be debt service, working capital and capital expenditures.

Term Loan Facility

The Term Loan Facility matures on April 2, 2019; however, the maturity date of the Term Loan Facility will accelerate to November 16, 2015 or November 16, 2016, respectively, if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% ($1.8 million) of the original aggregate principal amount of the Term Loan Facility with the balance payable at final maturity. However, at the end of 2012, the Company made a principal payment of $67.0 million; as a result of the payment, no quarterly principal payments are due on the Term Loan Facility through its maturity and no amounts are classified as current in the accompanying condensed consolidated balance sheet.

The Term Loan Agreement includes an uncommitted option to establish additional term loan facilities under the Term Loan Agreement in an aggregate amount of up to $200.0 million, subject to receipt of commitments for each such additional term loan facility and satisfaction of certain conditions set forth in the Term Loan Agreement, including that the consolidated net total secured leverage ratio shall not exceed 3.00 to 1.00 after giving effect thereto.

Interest is payable on the Term Loan Facility at either (i) the Eurodollar Rate (subject to a 1.25% floor) plus 4.00% or (ii) the ABR (subject to a 2.25% floor) plus 3.00%. The default rate of interest will accrue (x) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (y) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to ABR loans. As of June 29, 2013, the interest rate applicable to the Term Loan Facility was 5.25%.

Yankee Candle's Term Loan Facility contains a financial covenant which requires that Yankee Candle maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2012 through the quarter ending September 28, 2013, a consolidated net debt (net of cash and cash equivalents not to exceed $75.0 million) to Consolidated EBITDA ratio of no more than 7.00 to 1.00, which ratio requirement steps down to 6.75 to 1.00 as of December 31, 2013, 6.00 to 1.00 as of December 31, 2014, 5.50 to 1.00 as of December 31, 2015, 5.00 to 1.00 as of December 31, 2016, and 4.50 to 1.00 as of December 31, 2017 and thereafter. As of June 29, 2013, Yankee Candle's actual net total leverage ratio was 4.53 to 1.00, as defined in the Term Loan Facility. As of June 29, 2013, total Holding Corp. debt (including Yankee Candle's capital lease obligations of $4.7 million and net of $3.8 million in cash) was approximately $903.3 million. Under Yankee Candle's Term Loan Facility, Consolidated EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

Set forth below is a reconciliation of Yankee Candle's Consolidated EBITDA, as calculated under Yankee Candle's Term Loan Facility, to EBITDA and net income for the four quarters ended June 29, 2013 (in thousands):

Net income	$66,766
Income tax provision	40,201
Interest expense, net (excluding amortization of deferred financing fees)	57,359
Depreciation and amortization	30,733
EBITDA	195,059
Share-based compensation expense	653
Restructuring charges	764
Fees paid pursuant to the Management Agreement	1,500
Other non-cash expense	1,347
Consolidated Adjusted EBITDA under the Credit Facility	$199,323

Yankee Candle has used interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on the Term Loan Facility.  During the second and third quarters of 2009, Yankee Candle entered into forward starting amortizing interest rate swaps to eliminate the variability in future interest payments by having Yankee Candle pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps was March 31, 2011. The aggregate notional value was amortized over the life of the swaps. The forward starting swap agreements expired in March 2013.

Asset-Based Credit Facility

The ABL Facility expires on April 2, 2017; however, the expiration date of the ABL Facility will accelerate to November 16, 2015 or November 16, 2016, respectively, if the Senior Subordinated Notes and the Senior PIK Notes are not defeased, repurchased, refinanced or redeemed 91 days prior to their respective maturity dates.  The ABL Facility permits revolving borrowings of up to the lesser of (x) $175.0 million, and (y) a borrowing base, equal to 90% (increased to 92.5% for the period July 15 through November 30 of each year) of eligible inventory, 90% of eligible credit card receivables and 85% of eligible accounts receivable balances (the "ABL Loan Cap"). As of June 29, 2013, the ABL Loan Cap was $88.2 million.

The ABL Credit Agreement includes an uncommitted option to increase the commitments under the ABL Facility by an aggregate amount of up to $75.0 million without the consent of existing lenders, subject to receipt of commitments for such increase and satisfaction of certain conditions set forth in the ABL Credit Agreement.

The ABL Facility includes sub-facilities for up to $25.0 million in swing line advances, up to $25.0 million for letters of credit, up to $10.0 million for borrowings by our Canadian subsidiary, up to $10.0 million for borrowings by our German subsidiary and up to $75.0 million for borrowing by our U.K. subsidiary. Borrowings under the ABL Facility bear interest at a rate equal to either (i) LIBOR or the BofA rate plus the applicable margin or (ii) the prime rate plus the applicable margin. The applicable margin ranges from 0.50% to 2.00%, dependent on the currency of the borrowing.  For purposes of determining interest rates, the applicable margin is subject to a variable grid, dependent on average daily excess availability calculated as of the immediately preceding fiscal quarter.  As of June 29, 2013 the interest rate applicable to the ABL Facility was 1.75%.

The unused line fee payable under the ABL Facility is equal to (i) 0.50% per annum if less than 50% of the ABL Facility has been used on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the ABL Facility has been utilized on average during the immediately preceding fiscal quarter.

The ABL Facility requires Yankee Candle and its subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during a covenant compliance event, which commences if unused borrowing availability is less than the greater of (x) 10% of the ABL Loan Cap and (y) $15.0 million, and continues until excess availability has exceeded the amounts set forth herein for 30 consecutive days.  As of June 29, 2013, we had outstanding letters of credit of $2.5 million and $60.0 million outstanding under the ABL Facility resulting in available borrowing capacity of $25.7 million, or 29.2% of the ABL Loan Cap.  As such, we were not subject to the fixed charge coverage ratio.

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

Senior PIK Notes of YCC Holdings

In February 2011, YCC Holdings and Yankee Finance co-issued $315.0 million of Senior PIK Notes pursuant to an Indenture at a discount of $6.3 million for net proceeds of $308.7 million. The net proceeds of the Senior PIK Notes were used to fund distributions and/or payments of $295.5 million to Madison Dearborn and $5.4 million to certain members of our management and directors. The Senior PIK notes mature on February 15, 2016. Cash interest on the Senior PIK Notes accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. YCC Holdings is required to pay interest on the Senior PIK Notes entirely in cash interest, unless the conditions described in the indenture are satisfied with respect to the related interest period, in which case, YCC Holdings may pay interest on the Senior PIK Notes for such interest period by increasing the principal amount of the Senior PIK Notes or by issuing new PIK Notes for up to the entire amount of the interest payment (in each case, "PIK Interest") to the extent described in the related indenture.

YCC Holdings is indirectly dependent upon dividends from Yankee Candle to generate the funds necessary to meet its outstanding debt service obligations. Neither Yankee Candle nor Holding Corp. guarantees the Senior PIK Notes. Yankee Candle is not obligated to pay dividends to Holding Corp. and Holding Corp. is not obligated to pay dividends to YCC Holdings. Yankee Candle's ability to pay dividends to Holding Corp. to permit Holding Corp. to pay dividends to YCC Holdings was restricted at June 29, 2013 by (i) Yankee Candle's Term Loan Facility, (ii) Yankee Candle's ABL Facility and (iii) the indenture governing the Senior Subordinated Notes.  Because the Term Loan Facility, ABL Facility and the indenture governing Yankee Candle's senior subordinated notes each contain limitations on dividends, Yankee Candle is permitted to make dividends only to the extent it is permitted to do so at the time the dividend is made under each of these agreements. For a more detailed description of restrictions reference our most recently issued Form 10-K.

During both of the twenty-six weeks ended June 29, 2013 and June 30, 2012, Holding Corp. declared and paid dividends of $16.2 million to YCC Holdings to fund interest payments for the Senior PIK Notes, which decreased the amount available for future dividends.  At June 29, 2013, the amount available for dividends from Yankee Candle to YCC Holdings was approximately $152.1 million.

SOURCES AND USES OF CASH

Our cash includes interest-bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. Cash as of June 29, 2013, was $3.8 million compared to $40.0 million as of December 29, 2012.

Cash Flows

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

A summary of operating, investing and financing activities for YCC Holdings and Holding Corp. is shown in the following table:

	Twenty-Six	Twenty-Six
YCC Holdings	Weeks Ended	Weeks Ended
(in millions)	June 29, 2013	June 30, 2012

Net cash used in operating activities	$(66.2)	$(55.7)
Net cash used in investing activities	(18.5)	(14.9)
Net cash provided by financing activities	48.7	25.5

	Twenty-Six	Twenty-Six
Holding Corp.	Weeks Ended	Weeks Ended
(in millions)	June 29, 2013	June 30, 2012

Net cash used in operating activities	$(50.1)	$(39.5)
Net cash used in investing activities	(18.5)	(14.9)
Net cash provided by financing activities	32.6	9.3

Net cash used in operating activities. Net cash used in operating activities for Holding Corp. for the twenty-six weeks ended June 29, 2013 was $50.1 million as compared to cash used in operations of $39.5 million for the twenty-six weeks ended June 30, 2012. The increase in cash used in operations relative to the prior-year period was primarily driven by (i) the relative increase in accounts receivable of approximately $7.8 million driven by increased sales in our international division coupled with timing of domestic sales during the quarter, (ii) the relative decrease in accruals of $7.6 million primarily related to payments for incentive compensation,  (iii),  increases in other working capital items of approximately $4.2 million, and (v) a decrease in operating income, net of depreciation and amortization, of approximately $1.3 million. These uses of cash were partially offset by a decrease in cash paid for interest of $10.7 million which was primarily related to interest rate differences and changes in the timing of our required payments under the debt refinancing that occurred in April 2012.

Net cash used in operating activities for YCC Holdings during the twenty-six weeks ended June 29, 2013 was $66.2 million as compared to cash used in operations of $55.7 million for the twenty-six weeks ended June 30, 2012.  The difference in cash used for operations between YCC Holdings and Holding Corp. was primarily related to interest paid by YCC Holdings on the Senior PIK Notes.  Those interest payments are funded by dividends from Holding Corp. to YCC Holdings and are recorded as a financing activity by Holding Corp. as compared to an operating activity for YCC Holdings.

Net cash used in investing activities. Net cash used in investing activities was $18.5 million and $14.9 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012 respectively and was used for the purchase of property and equipment, primarily related to store renovations, technology investments and supply chain initiatives.

Net cash provided by financing activities. For the twenty-six weeks ended June 29, 2013, net cash provided by financing activities for Holding Corp. was $32.6 million as compared to $9.3 million for the twenty-six weeks ended June 30, 2012.  For the twenty-six weeks ended June 29, 2013, net cash provided by financing activities for YCC Holdings was $48.7 million as compared to net cash provided by financing activities of $25.5 million for the twenty-six weeks ended June 30, 2012. The increase in cash provided by financing activities for both Holding Corp. and YCC Holdings was primarily driven by increased borrowings under the ABL Facility during the first half of 2013 as compared to borrowings under the ABL Facility during the first half of 2012, offset by the redemption of the remaining $10.0 million of its Senior Notes during the first six months in 2013. The difference in financing activities between Holding Corp. and YCC Holdings is primarily attributable to the dividends paid to YCC Holdings to fund interest payments on the $315.0 million Senior PIK Notes.

YCC Holdings is dependent upon dividends from Holding Corp., which are subject to restrictions under Yankee Candle's Term Loan Facility and ABL Facility and the indenture governing Yankee Candle's Senior Subordinated Notes, to generate the funds necessary to meet its outstanding debt service obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. At June 29, 2013, Yankee Candle had $714.4 million of floating rate debt and $188.0 million of fixed rate debt. At June 29, 2013, YCC Holdings had an additional $315.0 million of fixed rate debt. For fixed rate debt, market interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, market interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $714.4 million outstanding under Yankee Candle's Term Loan Facility and ABL Facility bears interest at variable rates and exposes us to interest rate risk. Because Yankee Candle's Term Loan Facility and ABL Facility bear a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under Yankee Candle's Term Loan Facility and ABL Facility creates interest rate risk. In order to mitigate this risk we may use interest rate swaps to manage the variability of a portion of the cash flows associated with the forecasted interest payments on Yankee Candle's Term Loan Facility. This can be achieved through converting a portion of the floating rate Term Loan Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we may convert a portion of the Term Loan Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. Based on our outstanding floating rate debt under the Term Loan Facility, as of June 29, 2013, a 10.0% increase or decrease in current market interest rates would have no effect on our current term loan interest expense because of the LIBOR floor.

Commodity Price Risk

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product, but its market price has not always correlated directly to the movement of oil prices as factors such as global supply and demand and inflation have also impacted wax prices during various periods. Future increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins. During the twenty-six weeks ended June 29, 2013 and June 30, 2012, we did not manage commodity price risk with derivative instruments.

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

Disclosure Controls and Procedures for YCC Holdings LLC

YCC Holdings LLC's management, with the participation of its chief executive officer and treasurer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, YCC Holdings LLC's chief executive officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for YCC Holdings LLC

No change in YCC Holdings LLC's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, YCC Holdings LLC's internal control over financial reporting.

Disclosure Controls and Procedures for Yankee Holding Corp.

Yankee Holding Corp.'s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, Yankee Holding Corp.'s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting for Yankee Holding Corp.

No change in Yankee Holding Corp.'s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the thirteen weeks ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, Yankee Holding Corp.'s internal control over financial reporting.

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

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. You should carefully review the following risk factors, as well as those risk factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

Risks Relating to Economic Conditions

Economic conditions in the United States and certain international markets could adversely affect our business and financial results and our ability to access credit on acceptable terms.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macro economic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Consumer confidence and discretionary spending may also be adversely affected by geopolitical events, such as wars, acts of terrorism or political instability. Any resulting decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging, creating downward pressure on margins. Similarly, these factors may negatively impact the financial and operating condition of our wholesale customer base which in turn could cause them to reduce or delay their purchases of our products and increase our exposure to losses from bad debts. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

In addition, the ongoing credit and financial market issues in the Eurozone and the resulting austerity measures and pressure on all European economies may negatively impact our international operations, which are focused primarily in Europe.

Furthermore, the cost and availability of credit has been and may in the future be adversely affected by the negative economic conditions described above. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required, on acceptable terms.

Risks Relating to Our Business

Our business depends on a strong brand image, and if we are not able to protect, maintain and enhance our reputation and the value of our brand, we may experience a reduction in the demand for our merchandise, which could have a material adverse effect on our results of operations, financial condition and cash flows.

We compete primarily in the premium segment of the scented candle and home fragrance markets. Our products are sold at a premium to the cost of competitive products sold in mass market channels. Our ability to charge a premium price depends upon the high quality of our products and the strength of and reputation for quality associated with our brand. Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any failure to comply with applicable laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or a resulting loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

It will be difficult to maintain our historical growth rates. If we fail to do so, our future operating results may suffer.

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations in North America and elsewhere. Our ability to grow these operations successfully is dependent in part on several factors beyond our control, including economic conditions, consumer preferences and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle and home fragrance industries, and identify industry trends, will be critical factors in our ability to remain competitive.

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

The loss of one or more significant wholesale customers, a significant reduction in their purchases from us, or a significant deterioration in their financial condition could materially adversely impact our results of operations and financial position.

We do not enter into long-term agreements with any of our wholesale customers. Instead, we enter into a number of purchase order commitments with them. A decision by one or more of our wholesale customers, whether motivated by competitive conditions, operational or financial difficulties, reduced access to capital, or otherwise, to decrease or eliminate the amount of product purchased from us or to change their manner of doing business with us could adversely impact our results of operations and financial position. Given the current economic environment, there is an increased risk that wholesale customers could be forced to cease or significantly reduce their operations and purchases from us. A reduction in the operations or purchases by one or more significant wholesale customers may result in revenue losses that could adversely impact our results of operations and financial position. In addition, actual or perceived financial difficulties of a wholesale customer could cause us to curtail or eliminate business with that customer, and our inability to collect on accounts receivable from our wholesale customers, which could grow substantially in the case of a wholesale customer in financial distress, could adversely impact our results of operations and financial position.

We may be unable to continue to open new stores successfully, renew leases for existing locations or assure the continued desirability of those locations.

Our retail strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned or not at all, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores.

Furthermore, there can be no assurance that we will be able to successfully renew the expiring leases of our profitable existing stores or that current locations will continue to be attractive as demographic patterns change. If we are unable to renew expiring leases for profitable stores at planned levels and on favorable economic terms, our future sales and profits could be negatively affected. In addition, neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in these locations. If we cannot obtain desirable locations at reasonable cost, our ability to implement our growth strategy will be adversely affected.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would materially disrupt our operations.

Approximately 76% of our gross sales for the fifty-two weeks ended December 29, 2012 were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts. Moreover, we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

We depend upon our information technology systems, and we can not assume that we or our third-party providers will not experience system failure or outages, or that we or our third-party providers will successfully maintain and upgrade the information systems necessary to support our future growth.

We are dependent on information technology systems to operate our websites, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Our information technology systems depend on third-party global communication providers, telephone systems, hardware, software and other aspects of internet infrastructure that have experienced significant system failures and outages in the past. Our systems, as well as those of our third-party providers, are susceptible to outages due to fire, floods, power loss, telecommunication failures and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, hacking or other attacks, break-ins and similar disruptions from unauthorized tampering with our systems. In addition, because we depend on third-party providers for certain aspects of our systems and operations, and because some of the causes of system interruptions may be outside of our control, we may not be able to prevent or remedy such interruptions in a timely manner, if at all. The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access our information systems.

We rely heavily on our management information system for inventory management, distribution and other functions. If our existing system fails to perform these functions adequately, or the implementation of our enterprise-wide information systems initiatives fail or are delayed, our business and results of operations could be materially adversely affected.

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

We face significant competition in the candle and home fragrance industry. This competition could cause our revenues or margins to fall short of expectations which could adversely affect our future operating results, financial condition, liquidity and our ability to continue to grow our business.

We compete generally for the disposable income of consumers with other producers and retailers in the candle and home fragrance industry. This industry is highly competitive with a large number of both large and small participants and relatively low barriers to entry.

Our products compete with other scented and unscented candle, home fragrance and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, scented and unscented candles are also sold outside of that segment by a variety of retailers, including mass merchandisers. In our wholesale business, we compete with numerous manufacturers and importers of candles, home fragrance products and other home décor and gift items for the limited space available in our wholesale customer locations for the display and sale of such products to consumers. Some of our competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than us. Many of our competitors source their products from low cost manufacturers outside of the United States. This competitive environment could adversely affect our future revenues and profits, financial condition and liquidity and our ability to continue to grow our business. Among other things, increased competition could result in increased marketing and promotional expenses, price reductions and loss of market share, any of which could have a material adverse effect on our results of operations, financial condition or cash flow.

Our profitability may be affected by increases in the cost of raw materials. Further increases in wax prices above the rate of inflation may negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supplies.

Our cost of goods sold is impacted by the fluctuations in the price of various raw materials, including wax, dye, fragrance oils and glass. Price and availability of these raw materials could be negatively impacted by numerous factors, including weather, supply disruptions, governmental regulation, transportation delays or other factors.

In the past several years, significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax, which is a petroleum-based product. This, in turn, negatively impacts our cost of goods sold and margins. Future significant increases in wax prices could have an adverse effect on our cost of goods sold and could lower our margins.

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. The closing or disruption of oil refineries could significantly limit our ability to source wax and negatively impact our operations. Any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

We rely on key vendors to supply a significant amount of the commodities we use to manufacture our candle and wax products.

We source a majority of our petroleum-based and soy-based wax from a limited number of premium wax suppliers. In addition, we source a majority of the fragrance we incorporate in our home fragrance products from a small number of prominent fragrance companies. We are dependent on our key wax and fragrance vendors shipping us adequate volumes of the commodities they supply to us correctly and in a timely manner. If our supply of wax, fragrance or other raw materials is disrupted, or if our wax and fragrance supplies or other raw materials do not meet our quality requirements, there could be a material adverse effect on our results of operations, financial condition and cash flows.

The failure or delay of a third party to supply goods to our customers could adversely impact our business.

For certain of our operations, we rely on third-party vendors to supply goods to our customers. The failure of such vendors to deliver our goods in a timely or appropriate manner could adversely impact our customer relationships, which would adversely impact our business. For example, we currently utilize third party fulfillment providers for our fundraising and consumer direct businesses. Delays or other problems encountered by our third-party vendors could have an adverse effect on our business, including our reputation and ability to grow our operations as planned.

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

We may be subject to legal claims and proceedings in the future, which could be time consuming, result in costly litigation, require a significant amount of our management's time and result in the diversion of significant operational resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management's time and result in the diversion of operational resources. Due to statutes, regulations and court findings relating to data privacy and the collection and use of personal information, there has been a rise in the number of lawsuits against companies like us that gather information to market to consumers online or through the mail. We are currently not party to any lawsuit related to data privacy violations, but we could be subject to future claim alleging that our past data collection practices have violated the law. The cost of defending against these types of claims or the ultimate resolution of such claims, whether by settlement or adverse court decision, could have a material adverse effect on our business and operating results.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

We believe that our trade names, trademarks and patents are an essential element of our strategy. We have obtained or applied for federal registration for many of our trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Unauthorized third parties may counterfeit our products, typically in a manner that projects lesser quality or carries a negative connotation, thereby damaging our brand in markets where counterfeit product is prevalent. Despite our efforts to curb counterfeiting, we may not be able to successfully protect our brand and enforce our intellectual property rights. In addition, the laws of many counties do not protect intellectual property rights to the same degree as the laws of the United States.

Cyber security threats, including a privacy or data breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information, including credit card information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any cyber security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information could severely damage our reputation and our relationship with our clients, expose us to risks of litigation and adversely affect our business. In addition, we may incur significant remediation costs in the event of a cyber security breach, including liability for stolen client or associate information, repairing system damage or providing credit monitoring or other benefits to clients affected by the breach. We may also incur increased cyber security protection costs to guard against future cyber incidents and/or obtain insurance coverage related to the threat of such incidents, as we currently do not carry any such coverage. These and other cyber security-related compliance, prevention and remediation costs may adversely impact our financial position, results of operations and cash flows.

We face risks associated with conducting business via the internet in our consumer direct and fundraising businesses.

We sell our products via the internet through "www.yankeecandle.com" and associated websites that support our business divisions. Our internet operations are subject to a number of risks, including:
•	successful implementation of new systems, internet platforms and system integrations;
•	failure of our computer systems, and those of key business partners, resulting in web downtimes
•	and other technical failures;
•	rapid technological change;
•	reliance on third-party fulfillment providers;
•	diversion of sales from other sales channels;
•	liability for online content;
•	third party software and hardware dependencies;
•	cyber-security and data breach risks; and
•	credit card fraud.

Our business could be materially adversely affected if we do not successfully manage and mitigate these risks.

Our international operations subject us to a number of risks, including regulatory, labor, tax and political conditions in foreign countries.

Sales from our international operations were $57.9 million for the twenty-six weeks ended June 29, 2013 and were primarily generated in Europe. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

•	withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;
•	fluctuations in currency exchange rates;
•	the inability to obtain, maintain or enforce intellectual property rights in other jurisdictions, at a reasonable cost or at all;
•	difficulty with staffing and managing widespread operations;
•	trade barriers, such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries;
•	our ability to establish ourselves and become a tax resident in foreign jurisdictions; and
•	difficulty complying, and ensuring that our employees, agents and intermediaries are complying, with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide antibribery laws, as well as trade sanctions laws, anti-money-laundering laws and anti-terrorism laws.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success in these international markets depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where we do business. As a result of any of the foregoing factors, our financial position, results of operations, business and/ or prospects could be materially adversely affected.

Because we are primarily dependent upon one industry, we have less flexibility in reacting to unfavorable consumer trends, adverse economic conditions or business cycles.

We rely primarily on the sale of premium scented candles and related products in the candle and home fragrance industry. In the event that sales of these products decline or do not meet our expectations, we cannot rely on the sales of other products to offset such a shortfall. As a significant portion of our expenses is comprised of fixed costs, such as lease payments, our ability to decrease expenses in response to adverse business conditions is limited in the short term. As a result, unfavorable consumer trends, adverse economic conditions or changes in the business cycle could have a material and adverse impact on our earnings.

The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally and grow our e-commerce business, and may require us to seek additional capital.

Our current growth strategy includes opening new stores in our existing markets in North America, expanding to new markets in North America and continuing to expand geographically in a number of international regions. Our retail strategy for markets in North America where we already have a presence includes opening new stores to take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or lifestyle centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable retail sales. A decrease in our comparable retail sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable retail sales is limited in the short term. In addition, many companies with retail operations have been unable to sustain high levels of comparable retail sales during and after periods of substantial expansion. Further, we intend to expand our e-commerce business, which may reduce sales through other retail and outlet distribution channels. These factors may cause our comparable retail sales results to be lower in the future than in recent periods or lower than expectations.

Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe and South America. The implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we operate or seek to operate could adversely affect our ability to maintain our existing, or commence new, international operations, which could have an adverse impact on our growth strategy. Further, tastes and purchasing trends may differ in these countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy in countries where we have recently begun to focus our operations, or where we are not yet established, depends on our ability to identify, and maintain successful relationships with local distribution and wholesale partners and we may not be able to identify and agree on terms with, or to successfully maintain relationships with, such partners.

The growth of our business and the pursuit of our growth strategy will require significant amounts of cash. If our business does not generate sufficient cash flow from operating activities, and if sufficient funds are not otherwise available to us from our existing revolving credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. If new sources of financing are required, but are insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

Seasonal, quarterly and other fluctuations in our business, and general industry and market conditions, could affect the market for our results of operations.

Our sales and operating results vary from quarter to quarter. We have historically realized higher sales and operating income in our fourth quarter, particularly in our retail business, which accounts for a larger portion of our sales. We believe this has been due primarily to an increase in candle and home fragrance industry sales during the holiday season of the fourth quarter. In addition, in anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, we may also experience quarterly fluctuations in our sales and income depending on various factors, including, among other things, the number of new retail stores we open in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, pricing and promotional activities of our competitors and the mix of products sold. Most of our operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we might not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. Further, our comparable retail sales from our retail business in a particular quarter could be adversely affected by competition, the opening nearby of new retail stores or wholesale locations, economic or other general conditions or our inability to execute a particular business strategy. As a result of these factors, we may report in the future sales, operating results or comparable retail sales that do not match the expectations of analysts and investors.

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

We could be exposed to additional risks if we make acquisitions or pursue other similar opportunities.

As part of our growth strategy, we may make acquisitions or pursue other investments, joint ventures or partnerships in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management's attention from other business concerns, extending our product offerings into areas in which we have limited experience, entering into new geographic markets and the risks associated with those markets, the potential loss of key employees or business relationships, and the risks associated with attempting to integrate acquired businesses, any of which could adversely affect our operations.

In addition, our financial results could be adversely affected by financial adjustments required by GAAP in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

Complying with recently enacted healthcare reform legislation could increase our costs and have a material adverse effect on our business, financial condition or results of operations.

Recently enacted healthcare reform legislation could significantly increase our costs and have a material adverse effect on our business, financial condition and results of operations by requiring us either to provide health insurance coverage to our employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on our business and operating costs. We cannot assure you that this legislation or any alternative version that may ultimately be implemented will not materially increase our operating costs. This legislation could also adversely affect our employee relations and ability to compete for new employees if our response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom we compete for talent.

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

In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin.

Our profitability may be negatively affected by inventory shrinkage.

We are subject to the risk of inventory loss and theft. We have experienced inventory shrinkage in the past, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively address the problem of inventory shrinkage. Although some level of inventory shrinkage is a necessary and unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

In the past we have been required to recognize a pre-tax, non-cash impairment charge related to goodwill and other intangible assets, and we may be required to recognize additional impairment charges against goodwill or intangible assets in the future.

At June 29, 2013, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $268.0 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Accounting Standards Codification (the "ASC") Topic 350 "Intangibles—Goodwill and Other," and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with ASC Topic 350. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable and at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, could result in impairment charges for any of our intangible assets, goodwill or other long-lived assets that could have a significant impact on our financial condition and results of operations.

Risks Relating to Our Capital Structure

Our substantial level of indebtedness could adversely affect our financial condition and operations.

We have a substantial amount of debt. As of June 29, 2013, YCC Holdings and its subsidiaries had $1,208.1 million of total debt, $708.8 million of which is secured debt. Our substantial level of indebtedness could have a material future impact to the company, its investors, and debtors as well as its other stakeholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt, resulting in possible defaults on and acceleration of such indebtedness;
•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries' debt, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business;
•	place us at a competitive disadvantage compared to any of our less leveraged competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;
•	increase our vulnerability to both general and industry-specific adverse economic conditions;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, raw materials, strategic acquisitions or other general corporate requirements;
•	expose us to interest rate fluctuations because the interest on the debt under our Term Loan Facility and ABL Facility accrues at variable rates;
•	limit our ability to refinance indebtedness or increase the associated costs; and
•	require us to sell assets to reduce debt or influence our decision about whether to do so.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The respective Term Loan Facility and ABL Facility and the indenture governing the Senior Subordinated Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, respond to changing business and economic conditions or engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The indenture governing the Senior Subordinated Notes and the Term Loan Facility and ABL Facility restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt;
•	pay dividends or make other distributions on our capital stock or repurchase our capital stock or subordinated indebtedness;
•	make investments or other specified restricted payments;
•	create liens;
•	sell assets and subsidiary stock;
•	enter into transactions with affiliates; and
•	enter into mergers, consolidations and sales of substantially all assets.

In addition, the ABL Facility requires us to maintain a "consolidated net interest coverage ratio" in certain circumstances. We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our ability to comply with the covenants and restrictions contained in the indenture governing the Senior Subordinated Notes and the covenants and restrictions in the credit agreements governing the Term Loan Facility and ABL Facility may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on our results of operations, including the pricing and sales volumes of our products and our ability to implement our overall business strategy. Any breach of the covenants in our Term Loan Facility and ABL Facility or the indenture governing the Senior Subordinated Notes and could result in a default of the obligations under such debt and cause a default under other debt agreements. If there were an event of default under our Term Loan Facility and ABL Facility that was not cured or waived, the lenders under our Term Loan Facility and ABL Facility could cause all amounts outstanding with respect to the borrowings thereunder to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Term Loan Facility and ABL Facility and our obligations under the Senior Subordinated Notes.

We may not be able to generate sufficient cash flows to meet our debt service obligations and fund our operations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, or future borrowings under our Term Loan Facility and ABL Facility, or from other sources, may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we cannot service our indebtedness, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. Our Term Loan Facility and ABL Facility and the indenture governing the Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity of mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

4.1	First Supplemental Indenture, dated as of May 23, 2013 by and among YCC Holdings LLC, Yankee Finance, Inc. and HSBC Bank, USA National Association, as trustee

31.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, dated August 12, 2013

31.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(a) under the Securities Exchange Act of 1934, dated August 12, 2013

31.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 15d -14(a) under the Securities Exchange Act of 1934, dated August 12, 2013

31.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(a) under the Securities Exchange Act of 1934, dated August 12, 2013

32.1	YCC Holdings Certification of Harlan M. Kent Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated August 12, 2013

32.2	YCC Holdings Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated August 12, 2013

32.3	Yankee Holding Corp. Certification of Harlan M. Kent Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated August 12, 2013

32.4	Yankee Holding Corp. Certification of Lisa K. McCarthy Pursuant to Rule 15d -14(b) under the Securities Exchange Act of 1934, dated August 12, 2013

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 12, 2013	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCC HOLDINGS LLC

Date: August 12, 2013	By:	/s/ Lisa K. McCarthy
Lisa K. McCarthy
Treasurer
(Principal Financial and Accounting Officer)